Form 10KSB40
period 1999-12-31
ONE VOICE TECHNOLOGIES INC
filed 2000-04-13
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

                         Commission File Number 0-27589

                          ONE VOICE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



           NEVADA                                    95-4714338
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



6333 Greenwich Drive, Ste 240, San Diego CA          92122
-------------------------------------------          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)



(858) 552-4466                                       (858) 552-4474
--------------                                       --------------
(ISSUER'S TELEPHONE NUMBER)                          (ISSUER'S FACSIMILE NUMBER)



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes     X                           No
                    -------                            -------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


               Yes     X                           No
                    -------                            -------


The issuer's revenues for the year ended December 31, 1999 were $25,423.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1999 was $44,759,813.

                                     PART 1

ITEM 1  DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in Delaware on February 4, 1987 as Belridge Broadcasting of Portland, Inc. On August 23, 1995, the Company merged with Belridge Holdings Corporation, a Nevada corporation. Belridge Holdings Corporation was dormant until March 9, 1998 when it filed a Disclosure Statement pursuant to Rule 15c2-11 with the National Association of Securities Dealers in order to allow trading of its securities on the OTC Electronic Bulletin Board.

On July 30,1998 Belridge Holdings Corporation acquired the assets, liabilities and operating business of Dead On, LLC. in order to manufacture sporting goods equipment and apparel. On September 15, 1998, Belridge Holdings Corporation changed its name to Dead On, Inc. On December 31, 1998 Dead On, Inc. discontinued all business related to the manufacture of sporting goods equipment and apparel.

On June 16, 1999, a special meeting of the shareholders approved the divestiture of the assets and liabilities of the discontinued sporting goods equipment and apparel manufacturing business. On July 9, 1999, a special meeting of the shareholders approved the merger of Dead On, Inc. and Conversational Systems, Inc. in order to develop and market a new software system, and approved the name change of Dead On, Inc. to ConversIt.com, Inc. On September 9, 1999, a special meeting of the shareholders approved the name change of ConversIt.com, Inc. to One Voice Technologies, Inc.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


Business of the Issuer

The Company's product is a software system that allows a computer user to interact with a computer through speech rather than a keyboard or mouse. The essence of this system is to allow the computer user to speak directly to the computer in order to access the Internet. Utilizing colloquial or conversational English, the computer user does not have to learn menu commands, does not need to be familiar with operating systems, and is not dependent on typing speed.

The primary features of this system are:

      a) utilizing commercially available speech recognition that relies on how words sound in order to match those sounds to words in a dictionary

      b)    analyzing words to determine their meaning

      c)    allowing the computer to listen and then talk back to the user

      d)    processing speech at very high speed.

As the user speaks with the computer, it continues to "learn" the meaning of what the user says. It asks questions of the user when it is unsure what the user wants. It uses a conversational manner to quickly process information while it keeps the user informed as it is performing requested tasks. As an example, if the system is searching the Internet for the best price available for a particular type of automobile purchase, it will describe its search process and any problems it encounters, such as the unavailability of a needed web page due to heavy Internet demand. It will then ask the user if it should try again. It will offer suggestions, such as using a different time or searching in a different geographical location.

The Company has taken the following steps in its product development: raised capital of $3,000,000 through the sale of securities; leased commercial office space in San Diego, California; hired one office manager, one sales manager, one salesperson, one marketing manager, one programmer; continued development of its software product. The Company's software product is currently in a development stage. Management estimates it is approximately seventy five percent complete in the programming required to beta test its product. The Company currently has no revenues. Its product is in a working prototype stage and is capable of executing fundamental Internet searches as it obeys approximately eight hundred commands. The Company currently uses its working prototype in product testing and in sales demonstrations. Management estimates the development and testing phase of the working prototype will be completed by June 30, 2000.

The Company has no agreements with any entities for the production, marketing, or distribution of its development stage product. Management intends to market its product through a business-to-business model of distribution of its product through computer manufacturers such as Gateway, Dell, IBM, Sony, Toshiba, NEC, etc. The Company intends to license its software directly to the Company's anticipated major computer manufacturer distributors in order that they may include the software with the sale of their hardware products to the general public. In addition, software will be licensed to anticipated Internet Service Providers such as AOL, Time Warner, EarthLink, Mindspring, etc. for the direct Internet use of their subscribers. The Company will earn a license fee every time the manufacturer or Internet Service Provider delivers the Company's software to its customers. The Company will also seek service agreements to provide in-depth voice interactive features to major companies that provide Internet content through their own web sites. This will allow Internet customers to use conversational speech to speak directly with a web site in order to complete a variety of tasks such as ask questions and hear immediate answers about items offered at an auction site, or ask for help about how to assemble a product. Enhanced service agreements will be available for a monthly fee to larger Internet web sites that will allow the licensed site programmers and Webmasters to change their site's conversational speech software to fit their changing needs.

The Company has no new product or service planned or announced to the public.

The size and financial strengths of the Company's competitors, such as Conversational Computing Corporation and Grover Industries, are substantially greater than those of the Company. However, management believes that the Company can effectively compete with those other companies because of the unique nature of its product. The Company's product uniqueness is primarily its ability to direct computers to follow commands through the use of free format requests using conversational speech. This unique feature, Management believes, will allow the Company's product to compete effectively in the market. None of the Company's competitors currently offer voice interaction with computers using conversational speech. None of the Company's competitors have announced any plans to offer software for voice interaction with computers using conversational speech. Management is not aware of any significant barriers to the Company's entry into the computer speech recognition market, however, the Company at this time has no market share of the computer speech recognition product category.

IBM Viavoice Runtime and Dragon Naturally Speaking Runtime are the two primary suppliers of commercially available speech recognition software licensed for use by advanced software application companies such as One Voice Technologies, Inc. The Company integrates its advanced proprietary software systems with these basic commercially available speech recognition software "platforms". On September 21, 1999, the Company signed a twenty four month Original Equipment Manufacturer Software Agreement with IBM in order for the Company to be a licensee for the IBM Viavoice Runtime system. The license cost is $450,000 per year. Blank recordable CD-ROM discs are readily available through computer wholesalers or retail stores throughout the Unites States. The Company intends to transfer its software to CD-ROM discs at its own facilities at a cost not to exceed $2.00 per disc. Management anticipates transferring only one to two hundred software copies to master CD-ROM discs for its direct licensing program. The Company will not require formal contracts with any suppliers or manufacturers of physical products.

The Company intends to sell its products through a variety of computer manufacturers and Internet Service Providers and will not depend on any one or a few major customers.

The Company owns exclusive rights to two pending United States Patents for its software per the merger agreement on July 9, 1999, between the Company and Converstional Systems Inc. As of the date of this filing, both patents are still pending. The two pending United States Patents define the primary features and unique procedures that comprise the Company's product as described in its business plan.

The Company does not need any governmental approval of its principal product. The Company's business is not subject to material regulation by federal, state, or local governmental agencies.

All research and development costs since inception have been immaterial in cost and will not be passed on to customers.

The Company currently has six full time employees.

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has no present plans to provide an annual report to its shareholders. As of the date of this filing, the Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements, and is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company is required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.

Year 2000 Disclosure

For several years, users of computers in business applications were concerned that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. This date error problem was expected to cause computer system errors adversely affecting normal business activities in the first weeks of 2000.

The Company's business plan provided for the purchase of computer equipment and software during 1999 and 2000. The Company's Management has hands-on familiarity with all of the software utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Management has discussed Year 2000 computer systems issues with proposed goods and services suppliers for the Company's business plan and they have confirmed their computer related systems are already Year 2000 compatible.

Management's sole Year 2000 compliance plan is to utilize only computer systems and software which are already Year 2000 compatible. Other than the aforementioned plan, Management has no current or contemplated Year 2000 contingency plans related to Year 2000 compliance problems.

ITEM 2  DESCRIPTION OF PROPERTY

The Company's principal executive office address is 6333 Greenwich Drive, Suite 240, San Diego, California 92122. The Company has a lease for 3,350 square feet of office space for a period of three years and eight and one half months commencing on July 15, 1999 at a cost of $27,720 in year one, $70,806 in year two, $75,291 in year three, $77,301 in year four, and $19,598 for the period ending March 31, 2003. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth.

ITEM 3  LEGAL PROCEEDINGS

On May 14, 1999, the Board signed an agreement, which was ratified in a shareholder meeting, with Dead On Acquisition Company, a California Company, to consummate the divestiture of the assets and liabilities of the discontinued sporting goods equipment and apparel manufacturing business of the Company. Dead On Acquisition Company, assumed all the assets and liabilities of Dead On, Inc. Dead On Acquisition Company is currently insolvent. Former officers involved in the discontinued business have placed $200,000 in an account controlled by the Company to be used for settlement of all legal matters associated with the discontinued business, with any funds remaining after settlement of legal matters to be returned to the former officers. Management is in the process of investigating the legal liabilities associated with the discontinued operations and, based on advice of legal counsel, believes the settlement of the legal liabilities related to the discontinued operations will not have a material adverse effect on the financial position of the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's common stock is traded on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                          Low        High
                         ----        ----
1999

First Quarter             .25         .60
Second Quarter            .25        5.38
Third Quarter            6.69        9.50
Fourth Quarter           4.00        8.50

The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

As of December 31, 1999, there were approximately 79 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6  MANAGEMENT'S PLAN OF OPERATION

The Company maintains a cash balance sufficient to sustain corporate operations until December 31, 2001. The losses through December 1999 were due to software development costs and operational expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to market its product: during first quarter the Company plans to complete beta testing of the product along with completing their web site hosting and development efforts. The initial product is scheduled to be released in second quarter 2000 and will be available from direct download off the Company's web site as well as ordering a CD mailer to be sent. The Company will concurrently begin a nationwide advertising campaign to create public awareness and branding of the product. After initial product launch the Company plans to release an upgrade product which will add additional features and capabilities to the initial product. This upgrade product is anticipated to be released within 60 days from the launch of the initial product. The Company plans to begin localization efforts of the product for the following languages:
UK English, Spanish, German, French and Italian. These additional language versions of the product will begin development in third quarter 2000 and continue on through first quarter 2001. The initial localized product, UK English, is anticipated to be released and publicly available in fourth quarter 2000.

Cash flow from sales is estimated to begin after the end of the next twelve months. The Company may face considerable risk in completing each of its business plan steps, such as cost overruns in each step, a lack of interest in the Company's product in the market on the part of its anticipated computer manufacturer partners and Internet Service Provider partners, and/or consumers, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If further funding is required, and no funding is received during the next twelve months, the Company would be forced to rely on its existing cash in the bank or short term bridge loans. While Management believes its current cash balance to be sufficient for the completion of its product and marketing prior to receiving cash flow from sales per its business plan, the Company may be unable to complete its product development until such time as necessary funds could be raised in the equity market. In such a restricted cash flow scenario, the Company would delay all cash intensive activities.

While the Company plans to spend an additional $750,000 to finish programming of its existing software product, the Company has no plans at this time to incur new product research and development costs. There are no current plans to purchase or sell any significant amount of fixed assets. The Company's business plan provides for an increase of four employees during the next twelve months.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related notes which are included in this offering have been examined by Stonefield Josephson, Inc., Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

                          ONE VOICE TECHNOLOGIES, INC.
                     (FORMERLY KNOWN AS CONVERSIT.COM, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999





                                    CONTENTS

                                                      Page
                                                     ------
INDEPENDENT AUDITORS' REPORT                         F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                      F-2
  Statements of Operations                           F-3
  Statement of Stockholders' Equity                  F-4
  Statements of Cash Flows                           F-5
  Notes to Financial Statements                      F-6-14

Stonefield Josephson, Inc.
1620 26th Street, Suite 400 South
Santa Monica, CA 90404-4041
310-453-9400


Board of Directors
One Voice Technologies, Inc.
San Diego, California


We have audited the accompanying balance sheet of One Voice Technologies, Inc., a Nevada Corporation (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ STONEFIELD JOSEPHSON, INC.
-------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 16, 2000

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 1999



                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $    904,485
  Cash - restricted                                                  200,000
                                                                ------------

          Total current assets                                                   $ 1,104,485

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                          141,040

OTHER ASSETS:
  Software licensing, net of
    accumulated amortization of $113,333                             346,662
  Software development costs, net of
    accumulated amortization                                         168,018
  Deposits                                                             6,896
  Patent                                                              33,956
                                                                ------------

          Total other assets                                                         555,532
                                                                                 -----------

                                                                                 $ 1,801,057
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    406,894
  Loan payable, related parties                                      200,000
  Loan payable, officer                                               10,000
  Loan payable, officer-stockholder                                    4,500
                                                                ------------

          Total current liabilities                                              $   621,394

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                           -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 11,370,000 shares issued and outstanding              11,370
  Additional paid-in capital                                       2,950,508
  Deficit accumulated during development stage                    (1,782,215)
                                                                ------------

          Total stockholders' equity                                               1,179,663
                                                                                 -----------

                                                                                 $ 1,801,057
                                                                                 ===========

See accompanying independent auditors' report and notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                               From inception on
                                              Year ended       January 1, 1999 to
                                           December 31,1999    December 31, 1999
                                           ----------------    ------------------
NET REVENUES                                 $     25,423         $    25,423

COST OF REVENUES                                    2,790               2,790
                                             ------------         -----------

GROSS PROFIT                                       22,633              22,633

GENERAL AND ADMINISTRATIVE
    EXPENSES                                    1,804,848           1,804,848
                                             ------------         -----------

NET LOSS                                     $ (1,782,215)        $(1,782,215)
                                             ============         ===========

NET LOSS PER SHARE, basic and diluted        $       (.15)
                                             ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                          12,156,986
                                             ============

See accompanying independent auditors' report and notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common stock        Additional                    Total
                                   -----------------------     paid-in    Accumulated  stockholders'
                                      Shares       Amount      capital      deficit       equity
                                   -----------    --------   ----------   -----------  -------------
Balance at January 1, 1999          12,720,000    $ 12,720                              $   12,720

Issuance of common stock in
  connection with merger             7,000,000       7,000      106,236                    113,236

Net proceeds from issuance of
  common stock                       1,500,000       1,500    2,544,422                  2,545,922

Net issuance of common stock in
  exchange for services                150,000         150      299,850                    300,000

Redemption of common stock         (10,000,000)    (10,000)                                (10,000)

Net loss for the year
  ended December 31, 1999                                                  (1,782,215)  (1,782,215)
                                   -----------    --------   ----------   -----------   ----------

Balance at December 31, 1999        11,370,000    $ 11,370   $2,950,508   $(1,782,215)  $1,179,663
                                   ===========    ========   ==========   ===========   ==========

See accompanying independent auditors' report and notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             From inception on
                                                              Year ended     January 1, 1999 to
                                                          December 31, 1999  December 31, 1999
                                                          -----------------  -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                   $(1,782,215)      $(1,782,215)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES -
      depreciation and amortization                              126,255           126,255

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS -
      deposits                                                    (6,896)           (6,896)

INCREASE (DECREASE) IN LIABILITIES -
  accounts payable and accrued expenses                          406,894           406,894
                                                             -----------       -----------

          Net cash used for operating activities              (1,255,962)       (1,255,962)
                                                             -----------       -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                            (153,962)         (153,962)
  Software licensing                                            (459,995)         (459,995)
  Software development                                          (168,018)         (168,018)
  Increase in escrow account                                    (200,000)         (200,000)
  Patents                                                        (33,956)          (33,956)
                                                             -----------       -----------

          Net cash used for investing activities              (1,015,931)       (1,015,931)
                                                             -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                  2,971,878         2,971,878
  Retirement of common stock, net                                (10,000)          (10,000)
  Proceeds from loan payable, officer-stockholder                  4,500             4,500
  Proceeds from loan payable, officer                             10,000            10,000
  Proceeds from loans payable                                    200,000           200,000
                                                             -----------       -----------

          Net cash provided by financing activities            3,176,377         3,176,377
                                                             -----------       -----------

NET INCREASE IN CASH                                             904,485           904,485
CASH, beginning of period                                             --                --
                                                             -----------       -----------

CASH, end of period                                          $   904,485       $   904,485
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $    17,124       $    17,124
                                                             ===========       ===========
  Income taxes paid                                          $     1,823       $     1,823
                                                             ===========       ===========

See accompanying independent auditors' report and notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


(1)   ORGANIZATION:

            Conversational Systems, Inc. was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

            Effective June 22, 1999, pursuant to a Merger Agreement and Plan of Reorganization between Dead On, Inc. ("acquiree") and Conversational Systems, Inc. a California corporation ("acquiror" or the "Company"), Dead On, Inc. has been reversed merged into Conversational Systems, Inc. The Company accounted for the acquisition of Dead On, Inc. using the purchase method of accounting. The shares of Conversational Systems were exchanged for 7,000,000 newly issued shares of Dead On, Inc. Because the former shareholders of Conversational Systems, Inc. then became the majority shareholders of Dead On, Inc., Conversational Systems was treated as the acquiror under APB Opinion No. 16, "Business Combinations."

            In July 1999, the Company repurchased and retired 10,000,000 shares of its common stock, $.001 par value per share. Due to the retirement of shares, the former shareholders of Conversational Systems, Inc. have significant control in Dead On, Inc.

            Due to the contemplation and timing of the merger between Dead On, Inc. and Conversational Systems, Inc. and the retirement of 10,000,000 shares of the Company's common stock, these events were accounted for as a single transaction.

            Conversational Systems, Inc. was liquidated with and into Dead On, Inc., which then changed its legal name to One Voice Technologies, Inc.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BUSINESS ACTIVITY:

            The Company develops and markets computer software using Intelligent Voice Interactive Technology (IVIT(TM)) to website owners in the United States and other countries.

      USE OF ESTIMATES:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      DEVELOPMENT STAGE ENTERPRISE:

            The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Dead On, and its planned principal operations have not yet commenced. All losses accumulated since inception of One Voice Technologies, Inc. have been considered as part of the Company's development stage activities.

      FAIR VALUE:

            The Company's financial instruments consist principally of accounts payable and notes payable to an individual and related parties as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of the financial instruments approximate their fair value due to the short-term nature of these instruments.

      CASH:

            Equivalents

            For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

            Concentration

            The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      REVENUE RECOGNITION:

            The Company recognizes revenues when earned in the period in which the service is provided. Service fees are deferred and recognized over the life of the service agreement. Initial distribution fees are recognized when the software is delivered.

      PROPERTY AND EQUIPMENT:

            Property and equipment are valued at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      PROPERTY AND EQUIPMENT, CONTINUED:

            The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not materially impact the Company's financial position, results of operations or liquidity.

      SOFTWARE DEVELOPMENT COSTS

            The Company has adopted Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract will be charged to operations. Capitalized costs are amortized over the estimated product life on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. The software developed had not been placed into service at December 31, 1999. Therefore no amortization costs has been recognized.

      PATENTS:

            The Company's patent costs consist of legal fees paid in connection with a patent pending. The Company amortizes patents using the straight-line method over the period of estimated benefit, generally five years. There was no amortization expense charged for the year ended December 31, 1999, as the patent is pending.

            The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of the patent. Impairment of the patent is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the patent may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the patent and the fair value of such assets, determined using the estimated future discounted cash flows generated.

      COMPREHENSIVE INCOME:

            Comprehensive loss consists of net loss only.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      NET INCOME (LOSS) PER SHARE:

            The Company has adopted Statement of Financial Accounting Standard No. 128. Earnings per Shares ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

            For the year ended December 31, 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend.

      INCOME TAXES:

            Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      RECENT PRONOUNCEMENTS EFFECTIVE SUBSEQUENT TO 1998

            In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on the Company's financial statements.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date for which was deferred by SFAS No. 137 until fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(3)   CASH RESTRICTED:

      In connection with an Escrow Agreement dated July 14, 1999, former officers of Dead On, Inc. have placed $200,000 in an escrow account. The funds are to be used for prior obligations of Dead On, Inc. relating to its apparel, accessory and sports equipment division which was discontinued in December 1998 (Note 1). The funds are restricted through January 2001. In the case that no claims are made against the Company for the prior obligation, the funds will be repaid to the former officers. Accordingly, the amount has been recorded as a loan payable at December 31, 1999.

(4)   PROPERTY AND EQUIPMENT:

      A summary is as follows:

            Equipment                                           $121,592
            Furniture and fixtures                                32,370
                                                                --------

                                                                 153,962
            Less accumulated depreciation and amortization        12,922
                                                                --------
                                                                $141,040
                                                                ========

      Depreciation and amortization expense totaled $12,922 for the year ended December 31, 1999.

(5)   SOFTWARE LICENSING AGREEMENTS:

      In September and October 1999, the Company entered into a 24-month software licensing agreement with two software developers. A final payment of $450,000 is due in September 2000. The agreement can be cancelled by either party by giving 60 days written notice. The asset is being amortized using the straight-line method over the life of the agreement.

      Amortization expense totaled $113,333 for the year ended December 31, 1999.

(6)   LOANS PAYABLE, OFFICER AND/OR STOCKHOLDER:

      The loans are not collateralized, non-interest bearing and due on demand.

(7)   COMMON STOCK:

      In May 1999, the Company commenced a private placement of 1,500,000 shares of the Company's common stock at a purchase price of $2.00 per share. The Private Placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Private Placement were restricted securities as defined in Rule 144. The offering generated proceeds, net of offering costs, of approximately $2,846,000. An additional 150,000 shares of the Company's common stock was issued for services rendered in connection with this private placement, which was valued at $2.00 per share.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(7)   COMMON STOCK, CONTINUED:

      On June 22, 1999, in connection with a Merger Agreement and Plan of Reorganization with Dead On, Inc., the Company exchanged all of its outstanding shares of common stock for 7,000,000 newly issued shares of the common stock of Dead On, Inc. (Note 1).

      Pursuant to a plan approved by One Voice Technologies' Board of Directors in July 1999, the Company repurchased and retired 10,000,000 shares of its common stock, $.001 par value per share.

(8)   INCOME TAXES:

      For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $2,626,000, which includes approximately $323,000 acquired from Dead On, Inc. The net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities.

      Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1999 are as follows:

            Net operating loss carryforwards      $ 1,179,500
            Valuation allowance                    (1,179,500)
                                                  -----------

                  Net deferred taxes              $        --
                                                  ===========

(9)   EMPLOYMENT AGREEMENT:

      In July 1999, the Company entered into an employment agreement with an officer stockholder of the Company to pay an annual base salary of $180,000 through July 2002. Annual increases are determined annually by the Board of Directors.

      Under this agreement, salaries totaled $104,505 for the year ended December 31, 1999.

(10)  CONSULTING AGREEMENT:

      In July 1999, the Company entered into a consulting agreement with a personal service corporation owned by an officer of the Company to pay an annual consulting fee of $120,000 through July 2002.

      Consulting fees totaled $76,650 for the year ended December 31, 1999.

(11)  COMMITMENTS:

      Effective July 1999, the Company leases its office facility under a noncancellable operating lease expiring March 31, 2003. The lease calls for a 3% increase on the anniversary of the lease agreement.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(11)  COMMITMENTS, CONTINUED:

      At December 31, 1999, minimum rental payments under the operating lease is as follows:

            Year ending December 31,
                   2000                                 $    70,806
                   2001                                      75,291
                   2002                                      77,301
                   2003                                      19,598
                                                        -----------

                                                        $   242,996
                                                        ===========

      Building rental expense totaled $28,280 for the year ended December 31, 1999.


(12)  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

      On July 14, 1999, the Company enacted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 500,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also know as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is greater than 85% of the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan vest equally over a three-year period from the date of the grant or sooner if approved by the Board of Directors. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

      The number and weighted average exercise prices of options granted under the plan, for the year ended December 31, 1999 is as follows:

                                                                     Average
                                                                     Exercise
                                                       Number         Price
                                                      -------        --------
            Outstanding at beginning of the year           --         $  --
            Outstanding at end of the year            400,500          6.01
            Exercisable at end of the year            225,000          6.08
            Granted during the year                   400,500          6.01
            Exercised during the year                      --            --

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(12)  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED:

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

            Expected life                    5 Years
            Risk-free interest rate            6.75%
            Dividend yield                        --
            Volatility                           70%

      This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

      For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                           December 31, 1999
                                                           -----------------
            Net loss, as reported                            $(1,782,215)
            Pro forma net loss                               $(2,674,675)

            Basic and diluted historical loss per share      $      (.15)
            Pro forma basic and diluted loss per share       $      (.22)

(13)  CONTINGENCIES:

      The Company is party to various legal proceedings arising from the discontinued operations of the Company's apparel division. Although the ultimate disposition of these proceedings is not determinable, management, based on advice of legal counsel, does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect on the financial position of the Company.

See accompanying independent auditors' report.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999


(14)  SUBSEQUENT EVENTS:

      In January 2000, the Company entered into a Subscription Agreement with an unrelated foreign party providing for the sale of 312,500 shares of the Company's common stock at $6.40 per share and 156,250 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00. The warrants expire on January 5, 2001. Net proceeds raised from the shares and warrants total approximately $1,800,000.

      The following pro forma balance sheet assumes that the transaction occurred at December 31, 1999. The pro forma financial information is presented for informational purposes only and may not necessarily be indicative of the results that would have occurred had this transaction been consummated as of December 31, 1999, nor is it necessarily indicative of future results.

                                       December 31,     Pro forma      December 31,
                                           1999        Adjustments         1999
                                       ------------    -----------     ------------
                                         (audited)                       (proforma)
      Current assets                    $1,104,485      $1,800,000      $2,904,485
      Property and equipment               141,040              --         141,040
      Total other assets                   555,532              --         555,532
                                        ----------      ----------      ----------

           Total assets                 $1,801,057      $1,800,000      $3,601,057
                                        ==========      ==========      ==========

      Current liabilities                  621,394              --         621,394
      Shareholders' equity               1,179,663       1,800,000       2,979,663
                                        ----------      ----------      ----------

           Total liabilities and
              shareholders' equity      $1,801,057      $1,800,000      $3,601,057
                                        ==========      ==========      ==========

      In March 2000, the Company commenced an offering (the "Offering") of approximately 750,000 units consisting of 1 share of the company's common stock and 1/2 common stock purchase warrant for each unit purchased. The Company plans to raise gross proceeds totaling approximately $5,000,000 and $10,000,000. Pursuant to the Offering statement, the gross proceeds raised are held in a non-interest bearing escrow account until the private placement period has ended. Management estimates that closing will take place in April 2000. As of the date of this report, the Company had raised gross proceeds totaling approximately $6,745,000 from the issuance of 511,060 shares of common stock and 255,530 common stock purchase warrants.

See accompanying independent auditors' report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Director             Age      Date Elected            Position
--------             ---      ------------            --------
Dean Weber           37          7/9/99               CEO, Secretary,
                                                      Chairman of the Board

Rahoul Sharan        37          7/9/99               CFO, Director

George Kaelin        33          7/9/99               Director

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve for one year until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Dean Weber, President & Director

1998 - present    Founder and President of Conversational Systems, Inc. in San
                  Diego, California. Specializing in the development of computer interactive software for the consumer market.

1991 - 1998       Founder and President of EditPro Corporation in San Diego,
                  California. Specializing in the development, marketing and consulting of software applications for the computer
                  engineering market.

1989 - 1991       Software Design Consultant to various companies including
                  Xerox and Rockwell to design and develop computer based
                  software systems.

1987 - 1989       Senior Project Engineer with Northrop Corporation in Pico
                  Rivera, California. Led engineering team which created
                  in-house publishing systems for the B2 Stealth Bomber project.

1984 - 1987       Senior Software Engineer with United Technologies in Hartford,
                  Connecticut. Designed and developed real-time software systems for NASA and U.S. Navy projects.

1984              B.S. in computer science, Central Connecticut State
                  University, New Britain, Connecticut.


Rahoul Sharan, CFO & Director

1988 - present    Partner in S & P Group in Vancouver, Canada, a company which specializes in investment financing for venture capital
                  projects and real estate development and construction.

1987 - present    Director and President of KJN Management, Ltd. in Vancouver,
                  Canada, a company which specializes in management of venture capital projects for a variety of businesses.

1984 - 1987       Chartered Accountant with Coopers & Lybrand, C.A. in
                  Vancouver, Canada, duties included auditing, tax preparation, preparation and review of financial statements.

1984 Bachelor of Commerce degree with finance major, University of British Columbia, Canada

George H. Kaelin, III, Director

1994 - present    Associate Attorney and Partner at the law firm of Endeman
                  Lincoln Turek & Heater, San Diego, California.

1993 - 1994       Associate Attorney at the law firm of Griffith & Thornburgh,
                  Santa Barbara, California.

1991 - 1993       Associate Attorney at the law firm of Jennings Engstrand &
                  Henrikson, San Diego, California.

1990 - 1991       Assistant to Alaska Legislature in drafting the Alaskan Non
                  Profit Corporations Code.

1990              Clerk to the Honorable Milton L. Schwartz, U.S. District
                  Court, Eastern District.

1991              J. D. degree, University of California at Davis

1988              B.B.A. Summa Cum Laude, University of San Diego, California

ITEM 10 EXECUTIVE COMPENSATION

The Company's CEO is paid a salary of $180,000 per year. The Company's CFO is paid a service fee of $120,000 per year.


                           SUMMARY COMPENSATION TABLE

                                            Other
Name &                                      annual  Restricted  Options  LTIP    All other
principle               Salary      Bonus   compen-   stock      SARs   Payouts   compen-
position      Year        ($)        ($)   sation($)  awards     ($)      ($)    sation($)
------------------------------------------------------------------------------------------
D. Weber      1999      180,000      -0-      -0-      -0-       -0-      -0-      -0-
CEO

R Sharan      1999      120,000      -0-      -0-      -0-       -0-      -0-      -0-
CFO

The Company has one employment agreement with its CEO, Dean Weber. The terms consist of payment of a salary to Mr. Weber of $180,000 per year commencing on July 14, 1999 and ending on July 14, 2002.

The Company has one personal service agreement with its CFO, Rahoul Sharan. The terms consist of payment of a fee to Mr. Sharan of $120,000 per year commencing on July 14, 1999 and ending on July 14, 2002.

The Officers and the Board of Directors have the responsibility to determine the amount of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $100,000 at each month end.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - December 31, 1999:


Title Of    Name &                               Amount &        Percent
Class       Address                          Nature of owner      Owned
--------    -------                          ---------------     -------
Common      Dean Weber, CEO,                     5,558,000        48.9(a)
            Secretary, Chairman of Board
            6333 Greenwich Dr, Ste 240
            San Diego, Ca 92122

Common      iVantage, Inc.                       1,600,200        14.1(a)
            6333 Greenwich Dr, Ste 240
            San Diego, Ca 92122

Common      Rahoul Sharan, CFO, Director               -0-
            6333 Greenwich Dr, Ste 240
            San Diego, Ca 92122

Common      George Kaelin, Director                303,100         2.7
            6333 Greenwich Dr, Ste 240
            San Diego, Ca 92122

Total securities held by management as a group   5,861,100        51.6

(a) iVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and Secretary of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 1,600,200 shares in the name of iVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's chief executive officer, Mr. Weber, has advanced $4,500 to the Company for the purchase of a computer. The Company's chief financial officer, Mr. Sharan, has advanced $10,000 to the Company for travel expenses. Both of these cash advances are recorded on the Company's financial statements as current liabilities with no written or verbal agreement regarding loan terms of repayment or stated interest rate.

In May 1999, a group of officers, directors and shareholders of the Company ("the group") formed a new company, Dead On Acquisition Company, a California Corporation. Subsequent to the formation of Dead On Acquisition Company, the group transferred 6,075,000 shares of the Company's common stock to Dead On Acquisition Company in exchange for shares of Dead On Acquisition Company stock.

On July 14, 1999, 150,000 restricted shares of the Company's common stock were issued as a commission to Compass Investment Management, a non-affiliated entity, for services rendered in connection with the July 1999 private placement.

On May 14, 1999, the Company sold all of its operating assets and liabilities relating to its discontinued operations apparel, accessory, and sports equipment division to Dead On Acquisition Company for $1.00 per an agreement for acquisition resulting in a gain of $91,785 and a provision for operating losses of $110,788, equaling a net financial statement loss of $19,003.

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      Exhibit 27  Financial Data Schedule

      Reports filed on Form 8-K: None

      Reports required to be filed by Regulation S-X: None

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          One Voice Technologies, Inc.



Date  April 12, 2000                      By  /s/ DEAN WEBER
    ---------------------------------       -----------------------------------
                                              Dean Weber, CEO, Secretary,
                                              Director



Date  April 12, 2000                      By  /s/ RAHOUL SHARAN
    ---------------------------------       -----------------------------------
                                              Rahoul Sharan, CFO, Director