Form 10QSB
period 2000-03-31
ONE VOICE TECHNOLOGIES INC
filed 2000-05-15
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2000
                         Commission File Number 0-27589


                          ONE VOICE TECHNOLOGIES, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



          NEVADA                                            95-4714338
          ------                                            ----------

(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)



6333 Greenwich Drive, Ste 240, San Diego CA                        92122
-------------------------------------------                      ---------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)



       (858) 552-4466                               (858) 552-4475
 ---------------------------                  ---------------------------
 (ISSUER'S TELEPHONE NUMBER)                  (ISSUER'S FACSIMILE NUMBER)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [X]                           No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2000, the registrant had 11,682,500 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements


                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - MARCH 31, 2000

                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:
  Cash                                                               $       565,174
  Cash - restricted                                                          200,000
  Inventory                                                                   95,612
  Prepaid expenses                                                           522,707
                                                                     ---------------

          Total current assets                                                           $    1,383,493

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                     588,865

OTHER ASSETS:
  Software licensing                                                         234,674
  Software development costs                                                 319,313
  Deposits                                                                    20,735
  Patent                                                                      33,956
                                                                     ---------------

          Total other assets                                                                    608,678
                                                                                         --------------

                                                                                         $    2,581,036
                                                                                         ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $       499,925
  Loan payable                                                               200,000
  Loan payable, officer                                                       10,000
  Loan payable, officer-stockholder                                            4,500
                                                                     ---------------

          Total current liabilities                                                      $      714,425

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                   -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 11,682,500 shares issued and outstanding                      11,683
  Additional paid-in capital                                               4,730,031
  Deficit accumulated during development stage                            (2,875,103)
                                                                     ---------------

          Total stockholders' equity                                                          1,866,611
                                                                                         --------------

                                                                                         $    2,581,036
                                                                                         ==============



See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                       From inception on
                                              Three months ended       January 1, 1999 to
                                                March 31, 2000           March 31, 2000
                                                 ------------             -----------

NET REVENUES                                     $         --             $    25,423

COST OF REVENUES                                           --                   2,790
                                                 ------------             -----------

GROSS PROFIT                                               --                  22,633

GENERAL AND ADMINISTRATIVE EXPENSES                 1,092,888               2,897,736
                                                 ------------             -----------

NET LOSS                                         $ (1,092,888)            $(2,875,103)
                                                 ============             ===========

NET LOSS PER SHARE, basic and diluted            $      (0.09)
                                                 ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                              11,679,075
                                                 ============


See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                            Common stock               Additional                               Total
                                     --------------------------         paid-in          Accumulated         stockholders'
                                        Shares          Amount          capital            deficit             equity
                                     -----------       --------       ----------      ----------------       -----------
Balance at January 1, 1999            12,720,000       $ 12,720                                              $    12,720

Issuance of common stock in
  connection with merger               7,000,000          7,000       $  106,236                                 113,236

Net proceeds from issuance of
  common stock                         1,500,000          1,500        2,544,422                               2,545,922

Net issuance of common stock in
  exchange for services                  150,000            150          299,850                                 300,000

Redemption of common stock           (10,000,000)       (10,000)                                                 (10,000)

Net loss for the year
  ended December 31, 1999                                                             $     (1,782,215)       (1,782,215)

Net proceeds from issuance of
  common stock                           312,500            313        1,779,523                               1,779,836

Net loss for the three months
  ended March 31, 2000                                                                      (1,092,888)       (1,092,888)
                                     -----------       --------       ----------      ----------------       -----------

Balance at March 31, 2000             11,682,500       $ 11,683       $4,730,031      $     (2,875,103)      $ 1,866,611
                                     ===========       ========       ==========      ================       ===========

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                     From inception on
                                                              Three months ended     January 1, 1999 to
                                                                March 31, 2000         March 31, 2000
                                                                  -----------            -----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                        $(1,092,888)           $(2,987,103)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES -
      depreciation and amortization                                   156,570                282,825

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Inventory                                                       (95,612)               (95,612)
      Prepaid expenses                                               (522,707)              (522,707)
      Deposits                                                        (13,839)               (20,735)

INCREASE (DECREASE) IN LIABILITIES -
  accounts payable and accrued expenses                                93,031                499,925
                                                                  -----------            -----------

          Net cash used for operating activities                   (1,475,445)            (2,843,407)
                                                                  -----------            -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (475,338)              (629,300)
  Software licensing                                                   (1,384)              (461,379)
  Software development                                               (166,980)              (222,998)
  Increase in escrow account                                               --               (200,000)
  Patents                                                                  --                (33,956)
                                                                  -----------            -----------

          Net cash used for investing activities                     (643,702)            (1,547,633)
                                                                  -----------            -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                       1,779,836              4,751,714
  Retirement of common stock, net                                          --                (10,000)
  Proceeds from loan payable, officer-stockholder                          --                  4,500
  Proceeds from loan payable, officer                                      --                 10,000
  Proceeds from loans payable                                              --                200,000
                                                                  -----------            -----------

          Net cash provided by financing activities                 1,779,836              4,956,214
                                                                  -----------            -----------

NET INCREASE (DECREASE) IN CASH                                      (339,311)               565,174
CASH, beginning of period                                             904,485                     --
                                                                  -----------            -----------

CASH, end of period                                               $   565,174            $   565,174
                                                                  ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $        17            $    17,141
                                                                  ===========            ===========
  Income taxes paid                                               $     1,600            $     3,423
                                                                  ===========            ===========


See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000




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


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        INTERIM FINANCIAL STATEMENTS:

             The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 1999.

        BUSINESS ACTIVITY:

             The Company develops and markets computer software using Intelligent Voice Interactive Technology (IVIT(TM)) to website owners in the United States and other countries.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2000

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        REVENUE RECOGNITION:

             The Company recognizes revenues when earned in the period in which the service is provided. Service fees are deferred and recognized over the life of the service agreement. Initial distribution fees are recognized when the software is delivered.


(3)     COMMON STOCK:

        In January 2000, the Company entered into a Subscription Agreement with an unrelated foreign party providing for the sale of 312,500 shares of the Company's common stock at $6.40 per share and 156,250 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00. The value of the warrants amount to $13,750 and is included in additional paid-in capital. The warrants expire on January 5, 2001. Net proceeds raised from the shares and warrants total approximately $1,800,000.

        In March 2000, the Company commenced an offering (the "Offering") of approximately 1,000,000 units consisting of 1 share of the company's common stock and _ common stock purchase warrant for each unit purchased. Pursuant to the Offering statement, the gross proceeds raised are held in a non-interest bearing escrow account until the private placement period has ended. As of May 2, 2000, the Company had raised gross proceeds totaling approximately $13,049,000 from the issuance of 988,560 shares of common stock and 494,280 common stock purchase warrants.

PART 1 FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until December 31, 2001. The losses through the quarter ended March 31, 2000 were due to operating expenses of the Company. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to market its product: during the second quarter the Company plans to complete beta testing of the product along with completing their web site hosting and development efforts. The initial product is scheduled to be released in the summer of 2000 and will be available from direct download off the Company's web site as well as ordering a CD mailer to be sent. The Company will concurrently begin a nationwide advertising campaign to create public awareness and branding of the product. After initial product launch the Company plans to release an upgrade product which will add additional features and capabilities to the initial product. This upgrade product is anticipated to be released within 60 days from the launch of the initial product. The Company plans to begin localization efforts of the product for the following languages:
UK English, Spanish, German, French and Italian. These additional language versions of the product will begin development in third quarter 2000 and continue on through the first quarter 2001. The initial localized product, UK English, is anticipated to be released and publicly available in the fourth quarter 2000.

Cash flow from sales is estimated to begin at the projected product release date in the summer of 2000. The Company may face considerable risk in completing each of its business plan steps, such as cost overruns in each step, a lack of interest in the Company's product in the market on the part of its anticipated computer manufacturer partners and Internet Service Provider partners, and/or consumers, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If further funding is required, and no funding is received during the next twelve months, the Company would be forced to rely on its existing cash in the bank or short term bridge loans. While Management believes its current cash balance to be sufficient for the completion of its product and initial marketing prior to receiving cash flow from sales per its business plan, the Company may be unable to complete its product development until such time as necessary funds could be raised in the equity market. In such a restricted cash flow scenario, the Company would delay all cash intensive activities.

While the Company plans to spend an additional $750,000 to finish programming of its existing software product, the Company plans to begin new product research and development into wireless (cellular telephone) and PDA (personal digital assistant) devices beginning in the third quarter of 2000. Management has not determined a budget for new product research and development at this time. There are no current plans to purchase or sell any significant amount of fixed assets. The Company's business plan provides for an increase of eight employees during the next twelve months.

PART II OTHER INFORMATION

ITEM 1     Not applicable.

ITEMS 2-4: Not applicable

ITEM 5:    Information required in lieu of Form 8-K:  None

ITEM 6:    Exhibits and Reports on 8-K:

                  a) Exhibit # 27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal
                     quarter ended March 31, 2000

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One Voice Technologies, Inc.

Date          5/11/00                     By    /s/ DEAN WEBER
    -----------------------------------     -----------------------------------
                                            Dean Weber, CEO, Secretary, Director



Date          5/11/00                    By    /s/ RAHOUL SHARAN
    -----------------------------------    -----------------------------------
                                            Rahoul Sharan, CFO, Director