Form 10QSB
period 2000-06-30
ONE VOICE TECHNOLOGIES INC
filed 2000-08-14
CIK 1096088

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________


                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE PERIOD ENDED JUNE 30, 2000
                          COMMISSION FILE NO. 0-27589

                            _______________________


                         ONE VOICE TECHNOLOGIES, INC.
                (Name of Small Business Issuer in Its Charter)


           NEVADA                                                95-4714338
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              6333 GREENWICH DRIVE, STE. 240, SAN DIEGO, CA 92122
                   (Address of Principal Executive Offices)

                                (858) 552-4466
                          (Issuer's Telephone Number)

                                (858) 552-4474
                          (Issuer's Facsimile Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 12,671,060 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [_]  No  [X]

===============================================================================

                                    PART 1
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - JUNE 30, 2000

                                  (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:
  Cash                                                        $ 9,956,355
  Cash - restricted                                               200,000
  Inventory                                                        95,612
  Prepaid advertising                                             231,389
  Prepaid expenses                                                506,589
                                                              -----------
          Total current assets                                $10,989,945

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                       774,674

OTHER ASSETS:
  Software licensing                                              256,004
  Software development costs                                      560,782
  Deposits                                                         27,866
  Trademark                                                       140,178
  Patent                                                           41,204
                                                              -----------
          Total other assets                                    1,026,034
                                                              -----------
                                                              $12,790,653
                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $   659,446
  Loan payable                                                    200,000
  Loan payable, officer                                            10,000
  Loan payable, officer-stockholder                                 4,500
                                                              -----------
           Total current liabilities                          $   873,946

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 12,671,060 shares issued and outstanding           12,671
  Additional paid-in capital                                   16,914,163
  Deficit accumulated during development stage                 (5,010,127)
                                                              -----------
           Total stockholders' equity                          11,916,707
                                                              -----------
                                                              $12,790,653
                                                              ===========

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                 Six months ended             Three months ended       From inception on
                                                     June 30,                      June 30,            January 1, 1999 to
                                               2000           1999           2000           1999         June 30, 2000
                                           -----------    -----------    -----------    -----------    -----------------
NET REVENUES                               $      --      $    25,423    $      --      $    25,423           $    25,423

COST OF REVENUES                                  --            2,790           --            2,790                 2,790
                                           -----------    -----------    -----------    -----------           -----------
GROSS PROFIT                                      --           22,633           --           22,633                22,633

GENERAL AND ADMINISTRATIVE EXPENSES          3,227,912         23,500      2,135,024         23,500             5,032,760
                                           -----------    -----------    -----------    -----------           -----------

NET LOSS                                   $(3,227,912)   $      (867)   $(2,135,024)   $      (867)          $(5,010,127)
                                           ===========    ===========    ===========    ===========           ===========

NET LOSS PER SHARE, BASIC AND DILUTED           $(0.27)   $      --      $     (0.17)   $      --
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
    BASIC AND DILUTED                       12,169,912     13,482,500     12,671,060     14,245,000
                                           ===========    ===========    ===========    ===========



See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  (UNAUDITED)



                                           Common stock         Additional                       Total
                                     ------------------------     paid-in     Accumulated     stockholders'
                                        Shares       Amount       capital       deficit          equity
                                     ------------   ---------   -----------   -----------     ------------

Balance at January 1, 1999            12,720,000    $ 12,720            --            --       $    12,720

Issuance of common stock in
  connection with merger               7,000,000       7,000        106,236           --           113,236

Net proceeds from issuance of
  common stock                         1,500,000       1,500      2,544,422           --         2,545,922

Net issuance of common stock in
  exchange for services                  150,000         150        299,850           --           300,000

Redemption of common stock           (10,000,000)    (10,000)           --            --           (10,000)

Net loss for the year
  ended December 31, 1999                    --          --             --     (1,782,215)      (1,782,215)

Net proceeds from issuance of
  common stock                           312,500         313      1,779,523           --         1,779,836

Net proceeds from issuance of
  common stock                           988,560         988     12,184,132           --        12,185,120

Net loss for the six months
  ended June 30, 2000                        --          --             --     (3,227,912)      (3,227,912)
                                     ------------   ---------   -----------   -----------     ------------
 Balance at June 30, 2000             12,671,060    $ 12,671    $16,914,163   $(5,010,127)    $ 11,916,707
                                     ===========    ========    ===========   ===========     ============



See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                                Six months ended       Three months ended    From inception on
                                                                    June 30,                June 30,         January 1, 1999 to
                                                                 2000       1999        2000        1999       June 30, 2000
                                                             -----------    -----    -----------    -----    ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                   $(3,227,912)   $(867)   $(2,135,024)   $(867)          $(5,010,127)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES -
      depreciation and amortization                              395,394      --         238,824      --               521,649

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Inventory                                                  (95,612)     --             --       --               (95,612)
      Prepaid advertising                                       (231,389)     --        (231,389)     --              (231,389)
      Prepaid expenses                                          (506,589)     --          16,118      --              (506,589)
      Deposits                                                   (20,970)     --          (7,131)     --               (27,866)

INCREASE (DECREASE) IN LIABILITIES -
  accounts payable and accrued expenses                          252,552      --         159,521      --               659,446
                                                             -----------             -----------                   -----------
           Net cash used for operating activities             (3,434,526)    (867)    (1,959,081)    (867)          (4,690,488)
                                                             -----------    -----    -----------    -----          -----------

                                  (Continued)

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)


                                                      Six months ended           Three months ended        From inception on
                                                          June 30,                     June 30,            January 1, 1999 to
                                                     2000          1999           2000          1999        June 30, 2000
                                                 -----------    ----------    -----------    -----------   ------------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                (714,236)      (51,857)      (238,898)      (51,857)             (868,198)
  Software licensing                                (202,913)          --        (201,529)          --               (662,908)
  Software development                              (408,449)          --        (241,469)          --               (576,467)
  Increase in escrow account                             --       (100,000)           --       (100,000)             (200,000)
  Trademark                                         (145,714)          --        (145,714)          --               (145,714)
  Patents                                             (7,248)      (11,705)        (7,248)      (11,705)              (41,204)
                                                 -----------    ----------    -----------     ----------           -----------

          Net cash used for investing
           activities                             (1,478,560)     (163,562)      (834,858)      (163,562)           (2,494,491)
                                                 -----------    ----------    -----------     ----------           -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net     13,964,956     2,959,158     12,185,120      2,959,158            16,936,834
  Retirement of common stock, net                       --            --             --             --                 (10,000)
  Proceeds from loan payable,
   officer-stockholder                                  --           4,500           --            4,500                 4,500
  Proceeds from loan payable, officer                   --          10,000           --           10,000                10,000
  Proceeds from loans payable                           --         100,000           --          100,000               200,000
                                                 -----------    ----------    -----------     ----------           -----------

          Net cash provided by financing
           activities                             13,964,956     3,073,658     12,185,120      3,073,658            17,151,334
                                                 -----------    ----------    -----------     ----------           -----------

NET INCREASE IN CASH                               9,051,870     2,909,229      9,391,181      2,909,229             9,956,355
CASH, beginning of period                            904,485          --          565,174           --                    --
                                                 -----------    ----------    -----------     ----------           -----------

CASH, end of period                              $ 9,956,355    $2,909,229    $ 9,956,355     $2,909,229           $ 9,956,355
                                                 ===========    ==========    ===========     ==========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                  $        46    $     --      $      29       $     --             $    17,170
                                                 ===========    ==========    ===========     ==========           ===========
  Income taxes paid                              $     1,600    $     --      $      --       $     --             $     3,423
                                                 ===========    ==========    ===========     ==========           ===========


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                        SIX MONTHS ENDED JUNE 30, 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        SIX MONTHS ENDED JUNE 30, 2000




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     REVENUE RECOGNITION:

          The Company recognizes revenues when earned in the period in which the service is provided. Service fees are deferred and recognized over the life of the service agreement. Initial distribution fees are recognized when the software is delivered.


(2)  COMMON STOCK:

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

          In March 2000, the Company commenced a private placement of approximately 1,000,000 units consisting of 1 share of the company's common stock and 1/2 common stock purchase warrant for each unit purchased. The Company raised net proceeds totaling approximately $12,185,000 from the issuance of 988,560 shares of common stock and 494,280 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $18.00. The value of the warrants amount to approximately $96,800 and is included in additional paid-in capital. The warrants expire at various times through April 2001. Net proceeds raised from the shares and warrants total approximately $12,185,000.

Item 2.   Management's Plan of Operations.


The Company maintains a cash balance sufficient to sustain corporate operations until July 31, 2001. The losses through the quarter ended June 30, 2000 were due to operating expenses of the Company. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's operating plan is for the Company to take the following steps to market its products: during the third quarter of 2000 the Company plans to complete final testing of its initial myIVAN product along with completing their web site hosting and development efforts. This initial free product, called myIVAN, is scheduled to be released as a public preview version the week of July 24, 2000 and will be available for direct download off the Company's product web site, http://www.myivan.com, as well as ordering a CD mailer to be sent. This CD mailer is anticipated to be available for public distribution by the beginning of September 2000. In the fourth quarter of 2000, the Company will begin a nationwide advertising campaign to create public awareness and branding of the myIVAN product. After initial product launch the Company plans to begin selling an upgrade version of the myIVAN product, which will add additional features and capabilities to the initial free myIVAN product. This upgrade product is anticipated to be released in the fall of 2000. The Company plans to begin localization efforts of the product for the following languages: UK English, Spanish, German, French and Italian. These additional language versions of the product will begin development in third quarter 2000 and continue on through the third quarter 2001 with European rollout and sales anticipated beginning in the fourth quarter of 2000. The initial localized free and upgrade product for UK English is anticipated to be released and publicly available in the fourth quarter of 2000.

Cash flow from sales is estimated to begin at the projected product release date in the summer of 2000. The Company may face considerable risk in completing each of its business plan steps, such as cost overruns in each step, a lack of interest in the Company's product and/or a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If further funding is required, and no funding is received during the next twelve months, the Company would be forced to rely on its existing cash in the bank or short term bridge loans. While Management believes its current cash balance to be sufficient for the completion of its initial products and initial marketing prior to receiving cash flow from sales per its business plan, the Company may be unable to complete its localization efforts and anticipated rollout of products into the European market until such time as necessary funds could be raised. In such a restricted cash flow scenario, the Company would delay all cash intensive activities.

While the Company plans to spend an additional $500,000 to finalize the development of the myIVAN product and web site hosting, the Company plans to begin new product research and development into wireless (cellular telephone) and PDA (personal digital assistant) devices beginning in the third quarter of 2000. Management has not determined a budget for new product research and development at this time. There are no current plans to purchase or sell any significant amount of fixed assets. The Company plans to increase its staff by twenty full time employees over the next twelve months.

                                    PART II
                               OTHER INFORMATION



ITEM 1.     NOT APPLICABLE.


ITEMS 2-4.  NOT APPLICABLE.


ITEM 5.     INFORMATION REQUIRED IN LIEU OF FORM 8-K:  None.


ITEM 6.     EXHIBITS AND REPORTS ON 8-K:

            a)  Exhibit No. 27.1, "Financial Data Schedule."

            b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date: August 14, 2000     By: /s/  Dean Weber
      ---------------         ----------------------------------------------
                              DEAN WEBER, Chairman & Chief Executive Officer



Date: August 14, 2000     By: /s/ Rahoul Sharan
      ---------------         ----------------------------------------------
                              RAHOUL SHARAN, Chief Financial Officer