Form 10QSB
period 2000-09-30
ONE VOICE TECHNOLOGIES INC
filed 2000-11-14
CIK 1096088

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________


                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                          COMMISSION FILE NO. 0-27589

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

                            Yes    X      No  ___
                                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of October 25, 2000, the registrant had 12,671,060 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ___   No   X
                                                                        -----

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      BALANCE SHEET - SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                    ASSETS
Current assets:
  Cash                                                   $ 6,740,098
  Cash - restricted                                          200,000
  Inventory                                                   98,038
  Prepaid advertising                                        190,556
  Prepaid expenses                                           644,765
                                                         -----------

          Total current assets                                            $ 7,873,457

Property and equipment, net of
  accumulated depreciation and amortization                                 1,066,535

Other assets:
  Software licensing                                         518,053
  Software development costs                                 879,979
  Deposits                                                    27,866
  Trademark                                                  144,540
  Patent                                                      42,133
                                                         -----------

          Total other assets                                                1,612,571
                                                                          -----------

                                                                          $10,552,563
                                                                          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
  Accounts payable and accrued expenses                  $   497,424
  Loan payable                                               200,000
                                                         -----------

          Total current liabilities                                       $   697,424

Stockholders' equity:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding
  Common stock; $.001 par value, 50,000,000 shares                --
    authorized, 12,671,060 shares issued and outstanding      12,671
  Additional paid-in capital                              17,075,046
  Deficit accumulated during development stage            (7,232,578)
                                                         -----------

          Total stockholders' equity                                        9,855,139
                                                                          -----------

                                                                          $10,552,563
                                                                          ===========

See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             Nine months ended           Three months ended       From inception on
                                               September 30,               September 30,         January 1, 1999 to
                                                2000          1999          2000          1999   September 30, 2000
                                                ----          ----          ----          ----   ------------------
Net revenues                             $         -   $    25,423   $         -   $         -   $           25,423

Cost of revenues                                   -         2,790             -             -                2,790
                                         -----------   -----------   -----------   -----------   ------------------

Gross profit                                       -        22,633             -             -               22,633

General and administrative expenses        5,450,363       721,938     2,222,451       698,438            7,255,211
                                         -----------   -----------   -----------   -----------   ------------------

Net loss                                 $(5,450,363)  $  (699,305)  $(2,222,451)  $  (698,438)         $(7,232,578)
                                         ===========   ===========   ===========   ===========   ==================

Net loss per share, basic and diluted         $(0.44)       $(0.06)  $     (0.18)  $     (0.06)
                                         ===========   ===========   ===========   ===========

Weighted average shares outstanding,
    basic and diluted                     12,338,181    12,422,198    12,671,060    11,136,848
                                         ===========   ===========   ===========   ===========

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  (UNAUDITED)


                                                                            Deficit
                                                                          accumulated
                                                             Additional      during         Total
                                         Common stock          paid-in    development   stockholders'
                                    -----------------------
                                       Shares      Amount      capital       stage          equity
                                    ------------  ---------  -----------  ------------  --------------

Balance at January 1, 1999           12,720,000   $ 12,720                                $    12,720

Issuance of common stock in
  connection with merger              7,000,000      7,000       106,236                      113,236

Net proceeds from issuance of
  common stock                        1,500,000      1,500     2,544,422                    2,545,922

Net issuance of common stock in
  exchange for services                 150,000        150       299,850                      300,000

Redemption of common stock          (10,000,000)   (10,000)                                   (10,000)

Net loss for the year
  ended December 31, 1999                                                  (1,782,215)     (1,782,215)

Net proceeds from issuance of
  common stock and warrants             312,500        313     1,779,523                    1,779,836

Net proceeds from issuance of
  common stock and warrants             988,560        988    12,184,132                   12,185,120

Stock options issued in exchange
  for services                                                   160,883                      160,883

Net loss for the nine months
  ended September 30, 2000                                                 (5,450,363)     (5,450,363)
                                    -----------   --------   -----------  -----------    ------------

Balance at September 30, 2000        12,671,060   $ 12,671   $17,075,046  $(7,232,578)    $ 9,855,139
                                    ===========   ========   ===========  ===========    ============

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                              Nine months ended         Three months ended      From inception on
                                                                September 30,             September 30,        January 1, 1999 to
                                                               2000        1999          2000        1999      September 30, 2000
                                                               ----        ----          ----        ----      ------------------
Cash flows provided by (used for) operating activities:
  Net loss                                                 $(5,450,363)  $(699,305)  $(2,222,451)  $(698,438)    $  (7,232,578)

 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                            686,570       5,564       291,176       5,564           812,825
      Stock options issued for services                        160,883           -       160,883           -           160,883

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Inventory                                                (98,038)          -        (2,426)          -           (98,038)
      Prepaid advertising                                     (190,556)          -        40,833           -          (190,556)
      Prepaid expenses                                        (644,651)          -      (138,062)          -          (644,765)
      Deposits                                                 (21,085)    (40,055)         (115)    (40,055)          (27,866)

  Increase (decrease) in liabilities -
      accounts payable and accrued expenses                     90,531      79,184      (162,021)     79,184           497,424
                                                           -----------   ---------   -----------   ---------     ----------------

          Net cash used for operating activities            (5,466,709)   (654,612)   (2,032,183)   (653,745)       (6,722,671)
                                                           -----------   ---------   -----------   ---------     ----------------

                                  (Continued)

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                     Nine months ended              Three months ended          From inception on
                                                       September 30,                  September 30,            January 1, 1999 to
                                                     2000          1999            2000            1999        September 30, 2000
                                                     ----          ----            ----            ----        ------------------
Cash flows used for investing activities:
  Purchase of property and equipment              (1,086,755)    (128,163)       (372,519)        (76,306)          (1,240,717)
  Software licensing                                (667,231)    (450,000)       (464,318)       (450,000)          (1,127,226)
  Software development                              (727,646)           -        (319,197)              -             (895,664)
  Increase in escrow account                               -     (100,338)              -            (338)            (200,000)
  Trademark                                         (158,325)           -         (12,611)              -             (158,325)
  Patents                                             (8,177)     (33,956)           (929)        (22,251)             (42,133)
                                                 -----------   ----------     -----------     -----------          -----------

          Net cash used for investing
           activities                             (2,648,134)    (712,457)     (1,169,574)       (548,895)          (3,664,065)
                                                 -----------   ----------     -----------     -----------          -----------

Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net     13,964,956    2,971,878               -          12,720           16,936,834
  Retirement of common stock, net                          -      (10,000)              -         (10,000)             (10,000)
  Proceeds from (payments on) loan payable,
   officer-stockholder                                (4,500)       4,500          (4,500)              -                    -
  Proceeds from (payments on) loan payable,
   officer                                           (10,000)      10,000         (10,000)              -                    -
  Proceeds from loan payable                               -      100,000               -               -              200,000
                                                 -----------   ----------     -----------     -----------          -----------

          Net cash provided by (used for)
           financing activities                   13,950,456    3,076,378         (14,500)          2,720           17,126,834
                                                 -----------   ----------     -----------     -----------          -----------

Net increase (decrease) in cash                    5,835,613    1,709,309      (3,216,257)     (1,199,920)           6,740,098
Cash, beginning of period                            904,485            -       9,956,355       2,909,229                    -
                                                 -----------   ----------     -----------     -----------          -----------

Cash, end of period                              $ 6,740,098   $1,709,309     $ 6,740,098     $ 1,709,309          $ 6,740,098
                                                 ===========   ==========     ===========     ===========          ===========

Supplemental disclosure of cash flow
 information:
  Interest paid                                  $        66   $   17,124     $        20     $    17,124          $    17,190
                                                 ===========   ==========     ===========     ===========          ===========
  Income taxes paid                              $     1,600   $    1,823     $         -     $     1,823          $     3,423
                                                 ===========   ==========     ===========     ===========          ===========

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                     NINE MONTHS ENDED SEPTEMBER 30, 2000


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

Item 2. Management's Plan of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission.

The Company maintains a cash balance that it believes is sufficient to sustain corporate operations until December 31, 2001. The losses through the quarter ended September 30, 2000 were due to operating expenses of the Company. Continued sales of the Company's equity and debt securities have allowed the Company to maintain a positive cash flow balance.

The Company completed final testing of its initial product called myIVAN(TM) during its third quarter. This product, is now available at no charge for direct download from the Company's website, http://www.myivan.com, as well as by mail order directed to the Company.

During the next twelve months, Management's business plan is for the Company to take the following steps to further develop and market its products: during the fourth quarter of 2000, the Company plans to begin a nationwide advertising campaign to create public awareness and branding of its myIVAN(TM) online products. This campaign is expected to continue through the fourth quarter of 2001. The Company has recently developed an upgrade product that adds additional features and capabilities to the initial free myIVAN(TM) product. Further development and marketing of this upgraded product will continue through 2001.

The Company is continuing localization efforts of its product for the following languages: UK English, Spanish, German, French and Italian. Development of these additional language versions began in the third quarter 2000 and is expected to continue into 2001. The Company anticipates releasing the initial localized product, UK English, in the first quarter 2001. The Company will work on the development of one language version at a time, with continued marketing of released language versions.

The Company plans to spend an additional $750,000 to finish programming of its existing software product which began in the third quarter of 2000 and plans to begin new product research and development into wireless (cellular telephone) and PDA (personal digital assistant). Management has not determined a budget or timeline for new product research and development at this time.

Cash flow from sales is expected to begin in November 2000. The Company faces considerable risk in completing each of its business plan steps, such as potential cost overruns, a lack of interest in the Company's product in the market on the part of its anticipated computer manufacturer partners, Internet Service Provider partners, and/or consumers, and a shortfall of funding due to the Company's inability to raise capital in the securities market. If further funding is required, and no funding is received during the next twelve months, the Company would be forced to rely on its existing cash in the bank or short-term bridge loans. While Management believes its current cash balance is sufficient for the completion of its product and initial marketing prior to receiving significant cash flow from sales per its business plan, the Company may be unable to complete its product development until such time as necessary funds could be raised in the equity market. In such a restricted cash flow scenario, the Company would delay all cash intensive activities including certain product development and marketing activities described above.

There are no current plans to purchase or sell any significant amount of fixed assets. The Company's business plan provides for an increase of eight employees during the next twelve months.

PART II

                               OTHER INFORMATION

Item 1.    Not applicable.


Items 2-4. Not applicable.


Item 5.    Information required in lieu of Form 8-K:

SECURITIES PURCHASE AGREEMENT

The following description of the Securities Purchase Agreement is a summary and is qualified in its entirety by the provisions of the agreement and other supporting documents which have been filed as exhibits to this Form 10-QSB.

On October 3, 2000, we completed a private placement with the Selling Stockholders for $2,000,000 worth of 5% Convertible Debentures and warrants to purchase 231,884 shares of Common Stock exercisable at $9.76 per share. The warrants expire on October 3, 2005, and have a cashless exercise provision under certain circumstances. As part of the transaction, a Conditional Warrant was also issued which may be exercised at our option or the option of the Selling Stockholders for the purchase of up to an additional aggregate principal amount of $8,000,000 of 5% Convertible Dentures with 30% warrant coverage in four tranches of $2,000,000 each, pursuant to the terms of the Conditional Warrant described below.

We may be responsible for reimbursing the Selling Stockholders for expenses incurred by them due to any action, proceeding or investigation regarding the transactions covered by the Securities Purchase Agreement. We must also obtain the prior written consent of the Selling Stockholders before entering into any subsequent or further offer or sale of Common Stock or securities convertible into Common Stock with any third party until 270 days after the filing date of the registration statement of which this prospectus is a part, with certain exceptions as outlined in the agreement.

Registration Rights. The Selling Stockholders were granted a demand registration right with respect to the Common Stock underlying (i) the conversion of the initial issuance of the 5% Convertible Debentures and the warrants and (ii) the conversion of the 5% Convertible Debentures and the warrants issuable in the first tranche under the Conditional Warrant. This prospectus and registration statement is being filed pursuant to that registration right.

Additional demand registration rights apply to the Common Stock underlying the conversion of the 5% Convertible Debentures and the warrants which may be issued in the 3 subsequent tranches under the Conditional Warrant. We must file a registration statement for the Common Stock underlying the securities to be issued in any of the 3 subsequent tranches in order to require the Selling Stockholders to exercise the Conditional Warrant as to the respective tranche.

5% Convertible Debentures. Under the 5% Convertible Debentures ("Debentures"), we must pay the Selling Stockholders the principal amount of the Debentures on October 3, 2003 or any earlier date as provided under the Debentures. Interest of 5% per year is due on October 3, 2003, or on any earlier conversion date and may be paid in cash or in shares of our Common Stock. If we default under the terms of the Debentures, the full principal amount of the Debentures plus interest will be immediately due and payable to the Selling Stockholders by us.

The Debentures may be converted in whole or in part by the Selling Stockholders at any time after the issuance date. The number of our Common Stock shares to be issued upon conversion of the Debentures will be calculated by dividing the outstanding principal amount of the Debentures to be converted and the interest then due on that principal amount by the conversion price established by the Debentures. The conversion price is the lesser of $9.76 or the average of the lowest 7 closing prices during the 50 trading days immediately preceding the date of conversion. The Debentures are automatically convertible into Common Stock using the above formula on the third anniversary of the issuance date. The conversion ratio is subject to adjustment in the event of certain reorganizations of our Company or based on certain issuances of Common Stock or options or warrants to purchase Common Stock by our Company.

Conditional Warrant. A Conditional Warrant was issued under the Securities Purchase Agreement which entitles us to sell additional Debentures to the Selling Stockholders for up to an aggregate of $8,000,000 in four tranches at our option over a one-year period ending October 3, 2001. The tranches are subject to certain conditions outlined in the Conditional Warrant and the Securities Purchase Agreement.

The first tranche period begins 60 days following the date on which the registration statement of which this prospectus is a part is declared effective. During the first tranche period we may sell up to $2,000,000 of Debentures to the Selling Stockholders by providing them with a written notice between 10 and 20 business days prior to our intended closing date for the tranche. On the closing date, the Selling Stockholders must then exercise the Conditional Warrant for any amount from $1,000,000 to the full $2,000,000 available under the tranche. Each of the 3 subsequent tranche periods will begin on the 90th day following the closing date of the prior tranche (the second through fourth tranches).

The Selling Stockholders also have the option of exercising the Conditional Warrant for an amount from $1,000,000 to the full $2,000,000 available under each tranche by providing us with a written Election to Purchase which will establish the dollar amount of Debentures to be purchased and the closing date for the purchase.

Additional warrants must be issued as part of the closing of each tranche for the number of our Common Stock shares equal to 30% of the tranche amount exercised divided by the closing price of our Common Stock on the trading day prior to the closing date. The exercise price for the warrants will be 115% of the average of the closing prices of our Common Stock for the 10 trading days immediately preceding the closing date, and they will have a five-year term. The warrants may have a cashless exercise provision under certain circumstances.

Certain conditions apply to our right to issue a notice for a tranche closing and the Selling Stockholders' obligation to exercise the Conditional Warrant for the tranche amount pursuant to our written notice.

We may terminate our ability and the Selling Stockholders' ability to exercise the Conditional Warrant by providing them with a written notice of our desire to terminate any unexercised portion of the Conditional Warrant and delivering within three business days following our notice a warrant to purchase shares of our Common Stock. The warrant must be for the number of Common Stock shares that is 15% of the aggregate unexercised portion of the Conditional Warrant on the date of the notice divided by the closing price of our Common Stock on the trading day prior to the date of our notice, with an exercise price per share that is 110% of that closing price, and a term of five years.

Item 6.  Exhibits and Reports on 8-K:

         a) Exhibit 4, Securities Purchase Agreement ("SPA") with Nevelle Investors LLC dated October 3, 2000, and Form of Debenture (Exhibit A to the SPA), Form of Warrant (Exhibit B to the SPA), Conditional Warrant dated October 3, 2000 (Exhibit C to the SPA) and Registration Rights Agreement dated October 3, 2000 (Exhibit E to the SPA).

             Exhibit 27.1, Financial Data Schedule.

         b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date: November 14, 2000       By: /s/ Dean Weber
      -------------------        ---------------------------------------------
                                 DEAN WEBER, Chairman & Chief Executive Officer



Date: November 14, 2000       By: /s/ Rahoul Sharan
      -------------------        ---------------------------------------------
                                 RAHOUL SHARAN, Chief Financial Officer