Form 10KSB
period 2000-12-31
ONE VOICE TECHNOLOGIES INC
filed 2001-04-17
CIK 1096088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                     For the year ended December 31, 2000

                        Commission File Number 0-27589

                         ONE VOICE TECHNOLOGIES, INC.
                         ----------------------------
                (Name of Small Business Issuer in its Charter)



             NEVADA                                       95-4714338
             ------                                       ----------

(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


6333 Greenwich Drive, Ste 240, San Diego CA                  92122
-------------------------------------------                  -----
 (Address of principal Executive Offices)                  (Zip Code)


      (858) 552-4466                                     (858) 552-4475
      --------------                                     --------------
(Issuer's Telephone Number)                       (Issuer's Facsimile Number)



        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock-$.001 Par Value
                          ----------------------------
                               (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.


                             Yes  X         No
                                 ---           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.
                                       ---

The issuer's revenues for the year ended December 31, 2000 were  $57,193.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2000 was $17,486,062.

ITEM 1     DESCRIPTION OF BUSINESS

Overview
--------

We commenced operations as Conversational Systems, Inc. on January 1, 1999, and on July 14, 1999, merged into Dead On, Inc., a company originally incorporated in Nevada on August 23, 1995 as Belridge Holdings Corporation. On September 9, 1999, a special meeting of the stockholders approved the name change to One Voice Technologies, Inc.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer
------------------

We are a developer of scalable, platform-independent human voice interface technologies for the telecom, telematics, and iTV/Internet appliance markets. Our product, IVAN(TM) (an acronym for "Intelligent Voice Activated Network") allows people to use everyday speech to conduct an open-ended, free-format, interactive dialogue to quickly obtain information, execute transactions and issue orders over the Web at any time. IVAN(TM) is a powerful, flexible, and easy-to-use human language interface solution, enabling people to use the conversational spoken word to exploit the power of a variety of devices, from wired and wireless PCs, cellular phones and Web-enabled consumer devices. Developed through years of research and with several patents pending, IVAN(TM) utilizes state of the art technology based on disciplines including artificial intelligence, cognitive science and natural language understanding.

We are now developing and deploying our fourth-generation speech solutions. To validate the functional and economic utility of our software solutions, we have licensed our proprietary technology to companies including FTD.com, Monster.com, Autobytel.com and Britannica.com.

Our solutions allow continuous, dynamic interactivity between users and their computing devices through open-ended, free-form conversational speech. When, as frequently occurs, the requests are logically unclear, IVAN(TM) learns to parse the speaker's meaning better with each additional interaction, asking intelligent questions in an attempt to help clarify what is being requested.

IVAN(TM) employs MultiSite(TM), a proprietary context-based searching technology that finds multiple websites for a category and retrieves them simultaneously, and VoiceSite(TM), a proprietary context-based technology that makes websites voice interactive. Unlike cumbersome voice menus and telephone-based systems, IVAN(TM) generally understands human speech and can identify concepts in context, eliminating the need for users to remember commands or predefined phrases. Our solutions exploit the power of the Internet and e-commerce via natural, conversational speech.

We are moving forward to create a unified human language interface to allow users to access the Internet from home, office, car, mobile device and Web-connected appliances through our initiative. 3T refers to telecom, telematics and iTV/Internet appliances, which are described more fully below.

Our solutions are quick, intuitive and easy to use. These solutions utilize conversational language and accommodate the vocabulary of most users so that the user does not need to learn commands or be familiar with operating systems. IVAN(TM) interprets and responds to the sound of the user's voice and delivers the information requested or executes the action to be taken. The goal of IVAN(TM) is to eliminate the need to type, click on telephone keypads or plow through rigid and cumbersome voice menus.

Our current major focus is to integrate our "complete services" solution to the wireless telecommunications industry with our secondary emphasis on the telematics and iTV/Internet appliance markets.

In the telecom sector, we plan to license our technology to wireless carriers to provide voice-activated services for their subscribers, allowing for increased revenue streams to the carrier. We have considered numerous strategic initiatives in order to achieve our objectives toward this goal. Our solutions allow users to request information using free-format voice requests instead of trying to type on a tiny phone keypad. Location-based services (i.e., restaurants and movies), the latest news headlines, sports results, stock quotes and e-commerce are all accessible. We have begun to undertake a major Web-update to realign our site with our new strategic direction to support more strongly our efforts with wireless carriers. These 3T initiatives will be server-based and will make technology management, including rollout and upgrades, easier.

We believe wireless carriers will be able to charge a premium to consumers for the use of new voice-activated features. We plan to negotiate technology licensing and revenue sharing of any monthly service charge paid by the consumer for these premium features.

The telematics sector is made up of in-car, voice-activated devices. These devices can be installed in automobiles and used to access information on the Internet by speaking instead of by reading a display and using a keypad. This allows users to remain focused on driving, supporting new safety initiatives.

We also believe telematics providers will be able to charge a premium to consumers for the use of new voice-activated features. We plan to negotiate technology licensing and revenue sharing of any monthly service charge paid by the consumer for these premium features.

To support the iTV/home appliances stage of our 3T strategy, we have entered into a strategic partnership with Texas Instruments ("TI"), a global semiconductor company and a leading designer and supplier of digital signal processing and analog technologies. TI is aggressively promoting the ultimate home theater experience, which includes not only watching TV, but also Internet surfing using the TV. TI wants to offer a hands-free solution for this experience, and has chosen us as its technology partner to demonstrate this concept at various tradeshows in 2001. This new home entertainment experience integrates a large screen HDTV powered by DLP(TM) wide-screen projection technology, Pentium III PC and IVAN(TM) for TV, movie and Internet entertainment. TI will enter market trials later this year with IVAN(TM) fully integrated in its product offering. We are being promoted as the voice solution for a home entertainment environment and will be introduced to various hardware manufacturers looking for a voice interface solution.

Our technology adds value to wireless and Internet service providers by attracting new users and reducing subscriber turnover. Our voice solution can be readily activated from any wireless or wired telephone without the need for additional technological modifications. As these devices become smaller and smaller, displays and keypads inevitably shrink which leads to the natural solution of voice Internet browsing. Our technology should increase mobile minutes of use and accelerate mobile Internet adoption, which should translate into additional revenues for the service providers. Just as speech is the most common method of communication among people, we hope to transform speech into the most commonly utilized mode of interaction with wired or wireless devices. We plan to form licensing and revenue-sharing arrangements with service providers and manufacturers who can profit from the anticipated increased usage of their products with voice-activated features.

Our solutions capitalize on the need for providers to respond to the growing interest of consumers in voice-enabled access to the Web and other computer functions. Unlike rigid voice-response systems, our voice interactive human interface is uniquely able to direct computers and other Web-enabled devices to follow free-format speech commands with conversational voice requests. Our solutions take interaction with computers closer to human speech, which allows users to communicate more naturally, quickly and easily with devices. The system is also "intelligent" -- capable of further adapting to the user with each interaction.

The convergence of Internet and wireless communications fuels the need for more convenient ways to access news and data to perform commercial transactions and execute an ever-increasing array of computerized instructions. A substantial portion of the mobile devices sold today, including most recently those beginning to be deployed in automobiles, are already Web-enabled. Through our natural speech intelligent solutions, we are positioned to help providers tap into future e-commerce revenues.

Our solutions are capable of functioning over multiple platforms, as well as PCs, wired/wireless handheld devices, media terminal appliances and consumer electronics. A key advantage of our technology is its ability to function with a variety of protocols including, but not limited to, CDMA/TDMA, HDR, H.323 and TCP/IP. In the context of our 3T initiative, we are creating solutions optimized for the telecom, telematics and iTV/Internet appliance markets.

RISK FACTORS
------------

This section summarizes certain risks regarding our business and industry. The following information should be considered in conjunction with the other information included and incorporated by reference in this report on Form 10-KSB before purchasing shares of our stock.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the our ability to continue as a going concern. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures until December 2001. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice recognition Internet search software.

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE.

Our patent applications may never result in any intellectual property protection. If patents are granted they may not result in providing any competitive advantages to us. In addition, our patents may be challenged, invalidated or circumvented, and we cannot guarantee that the patent laws will provide effective legal or injunctive remedies to stop any infringements against our technologies. Our competitors may develop or patent technologies that are equivalent or superior to our proprietary technologies.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Our current corporate entity commenced operations in 1999 and has a limited operating history upon which an evaluation of our business and prospects could be based. We have limited financial results which may not be indicative of our future performance. Our prospects have to be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly developing markets, such as voice recognition software, media delivery systems and electronic commerce. We have recently re-focused our business model from a consumer-focused direct sales model to a business to business licensing and revenue-sharing base.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

       - Timing and manner of introduction of new products and services and ability to enhance existing products and services;

       - Ability to attract and retain new customers and satisfy existing customers' demands;

       -  Demand for voice recognition Internet search software applications;

       -  Emergence and success of new and existing competition;

       - Varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

       - Technical difficulties with our products and/or technology, system downtime, system failures and/or power or Internet access interruptions;

       - Changes in the mix of products and services that we sell or license to our customers;

       - Costs and effects related to the acquisition of businesses or technology and related integration;

       - Potential reduction in wireless carriers which could lead to significant delays in consummating revenue-bearing contracts;

       - Potential de-listing from Nasdaq or public markets which could affect the liquidity of the stock;

       - Limited financial resources and the potential inability to raise additional capital to sustain our operations;

       -  Costs of litigation and intellectual property protection.

IF WE DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES IT WILL HARM OUR BUSINESS.

Our business and operating results would be harmed if we fail to develop products and services that achieve market acceptance or that fail to generate significant revenues to offset operating costs. Our management may not timely and successfully identify, develop and market new product and service opportunities. When we introduce our new products and services, they may not attain market acceptance or contribute meaningfully to our revenues or profitability.

Delays and cost overruns in developing our products could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products may also contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of the products or lawsuits by customers.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AS A MEDIUM FOR COMMUNICATIONS AND ELECTRONIC COMMERCE.

Our business will be harmed if Internet or wireless usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium.

Competition
-----------

A number of companies have developed, or are expected to develop, products that compete with our products. Furthermore, our competitors may combine with each other, and other companies may enter the same markets by acquiring or entering into strategic relationships with our competitors.

Our voice interactive technology competes with other technologies designed to deliver voice-activated systems over a variety of platforms and the Internet. Our solutions offer several advantages over competitive technologies: artificial intelligence, ability to learn with each interaction, bi-directional natural language processing, voice-to-text messaging (i.e. email, SMS, WAP, paging).
Our solutions, which are server-based, are capable of functioning over different platforms -- PCs, wireless handheld devices, media terminal appliances, etc. Nevertheless, competitors may develop solutions that meet or exceed our advantages.

In the voice recognition technology sector only a few companies directly compete with us. Some of the major competitors include Nuance, SpeechWorks International, Philips, TellMe, BeVocal, and HeyAnita, all of whom implement basic voice-based menuing systems. While offering limited capabilities, these systems do not currently offer the full capabilities of natural language searching and voice-to-text messaging.

Patent Protection
-----------------

We own exclusive rights to four pending United States and international patents on our software. As of the date of filing, all patents are still pending. These patents define the primary features and unique procedures that comprise our products and solutions.

Our future success and ability to compete depends in part upon the proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Additionally, there can be no assurances that others will not develop, market and sell products substantially equivalent to our products or utilize technologies similar to those used by us. Although we believe that our products do not infringe on any third-party patents and our patents offer sufficient protection, there can be no assurance that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there can be no assurance that we will have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to our rights to our intellectual property may require our management to redirect its resources to address these claims, which could have a material adverse effect on our business, financial condition and results of operations.

Future Capital Requirements
---------------------------

We may require additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time and will largely depend upon a number of factors, including the market demand for our products and our management of our cash, accounts payable, inventory and other working capital items. There can be no assurance that if we require funding in the future, those funds will be available or on terms satisfactory to us. Any inability to obtain needed funding on satisfactory terms may require us to reduce planned capital expenditures, to scale back our product offerings or other operations or to enter into financing agreements on terms which we would not otherwise accept, and could have a material adverse effect on our business, financial condition and results of operations.

Employees
---------

We employ 21 full-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within One Voice. We maintain various employee benefit plans and believe our employee relations are good.

ITEM 2    DESCRIPTION OF PROPERTY

FACILITIES
----------

Our principal executive office address is 6333 Greenwich Drive, Suite 240,
San Diego, California 92122. We lease our facilities under leases that expire at various times through October 2005. Our rent expense was $183,231 for the year ended December 31, 2000. We also sublease certain space to third parties.

The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2000:

            Year ending December 31,
                  2001                             $  287,681
                  2002                                294,849
                  2003                                304,615
                  2004                                313,291
                  2005                                266,053
                                                   ----------
                                                    1,466,489
            Less sublease income                      443,545
                                                   ----------
                                                   $1,022,944

ITEM 3    LEGAL PROCEEDINGS

On May 14, 1999, the Board signed an agreement, which was ratified in a shareholder meeting, with Dead On Acquisition Company, a California company, to consummate the divestiture of the assets and liabilities of our discontinued sporting goods equipment and apparel manufacturing business. Dead On Acquisition Company assumed all the assets and liabilities of Dead On, Inc. Dead On Acquisition Company is currently insolvent. Former officers involved in the discontinued business have placed $200,000 in an account controlled by us to be used for settlement of all legal matters associated with the discontinued business, with any funds remaining after settlement of legal matters to be returned to the former officers.

Eight suits were filed against Dead On, Inc. and one of its officers in 1998 and 1999. The total amount involved in these suits is less than $80,000, with individual amounts ranging from $2,810 to $22,000. A complaint was brought by a Chapter 7 bankruptcy trustee in July 2000 against Dead On, Inc. and two of its officers in the amount of approximately $120,000 for transfers made by the bankruptcy debtor to Dead On, Inc. We have not been named in any of these lawsuits. Management is in the process of investigating the legal liabilities associated with the discontinued operations and, based on advice of legal counsel, believes the settlement of the legal liabilities related to the discontinued operations will not have a material adverse effect on our financial position.

During 2000, a financial consulting firm filed a complaint against us, alleging that we entered into an exclusive financing agreement in which they agreed to assist us in the placement of common stock financing. The complaint also alleges that we subsequently consummated a financing with a third party, which the plaintiff alleges created a duty for us to compensate them to the extent provided in the financing agreement. The complaint seeks damages of $160,000 and warrants to purchase 100,000 shares of our common stock. At present, the litigation is in the preliminary stages, and management and legal counsel are presently unable to predict the outcome.

ITEM 4    SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II
                                    -------

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our Common Stock began trading on the Nasdaq SmallCap Market on October 24, 2000, under the symbol "ONEV." Our Common Stock previously traded on the OTC Electronic Bulletin Board under the same symbol.

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                                   Low        High
                                   ---------------

1999
----
First Quarter                       .13        .60
Second Quarter                      .16       5.88
Third Quarter                      4.00      10.00
Fourth Quarter                     4.00       8.50

2000
----
First Quarter                      8.00      27.75
Second Quarter                     9.00      24.00
Third Quarter                      6.56      17.25
Fourth Quarter                     1.13       9.75


As of December 31, 2000, our Common Stock shares were held by 118 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our Common Stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.


DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT WE WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

We maintain a cash balance which management believes to be sufficient to sustain operations until December 2001. We incurred a net loss of $9,397,620 during the year ended December 31, 2000, and had an accumulated deficit of $11,179,835. Our losses through December 2000 were due to the amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from investing activities.

The Company completed final testing of its initial product called myIVAN(TM) during third quarter 2000. Although we do not see the myIVAN(TM) desktop version as a major revenue source, this product is now available direct from our Website, http://www.myivan.com, for the price of $49.95. We are in the process of re-focusing our business model to develop products for the high growth, rapidly expanding Mobile Internet. We are aggressively pursuing revenue for the myIVAN desktop version through its licensing to large broadband couriers and PC manufacturers who wish to distribute the software to their customer base.

We intend to license our voice-interface technology to wireless telecommunications providers, telematics solution providers and Internet TV and appliance manufacturers, and will not depend on any one or a few major customers.

In the next twelve months, we plan to focus on integrating our intelligent voice solutions to the wireless telecommunications industry with the secondary emphasis on the telematics and Internet TV appliance markets.

We plan to license our technology to wireless carriers in the telecom sector to provide voice-activated services for their subscribers, allowing for increased revenue streams to the carrier. We believe that revenue-sharing opportunities are also available for monthly premiums which providers will be able to charge to consumers for voice-activated features. We have begun to undertake a major Web-update to realign our site with our new strategic direction to support more strongly our efforts with wireless carriers.

We also plan to license our technology to providers in the telematics sector which encompasses in-car, voice-activated devices. These devices, when installed in a motor vehicle, allow the user access to information on the Internet. Voice capabilities of any device in a car improve safety since they allow users to remain more focused on driving.

Cash flow from sales is expected to begin in third quarter 2001. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in our solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. If further funding is required and no funding is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities, including certain product development and strategic initiatives described above.

There are no current plans to purchase or sell any significant amount of fixed assets.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         ONE VOICE TECHNOLOGIES, INC.
                    (FORMERLY KNOWN AS CONVERSIT.COM, INC.)
                       (A DEVELOPMENT STAGE ENTERPRISE)

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 2000






                                   CONTENTS







                                                                  Page
                                                                --------

Independent Auditors' Report                                        1

Financial Statements:
  Balance Sheet                                                     2
  Statements of Operations                                          3
  Statement of Stockholders' Equity                                 4
  Statements of Cash Flows                                         5-6
  Notes to Financial Statements                                   7-18

Board of Directors
One Voice Technologies, Inc.
San Diego, California


We have audited the accompanying balance sheet of One Voice Technologies, Inc., a Nevada Corporation (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the financial statements, the Company has incurred net losses from operations and has negative cash flows from operations. These factors, among others as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Managements plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 27, 2001 (except for Note 15, which is as of March 5, 2001)

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - DECEMBER 31, 2000


                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $  4,387,622
  Cash - restricted                                                 200,000
  Licensing revenue receivable                                      250,000
  Advertising revenue receivable                                     75,000
  Inventory                                                         115,875
  Prepaid advertising                                               183,331
  Prepaid mailing lists                                             750,000
  Prepaid expenses                                                  253,256
                                                               ------------

          Total current assets                                                    $6,215,084

Property and equipment, net of
  accumulated depreciation and amortization                                        1,064,165

Other assets:
  Software licensing, net of accumulated amortization               361,974
  Software development costs, net of accumulated amortization     1,219,844
  Deposits                                                           47,987
  Trademarks, net of accumulated amortization                       183,141
  Patents                                                            55,350
  Loan fees, net of accumulated amortization                        183,333
                                                               ------------

          Total other assets                                                       2,051,629
                                                                                  ----------

                                                                                  $9,330,878
                                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                        $    798,674
  Deferred revenue                                                  306,250
  Loan payable, related parties                                     200,000
                                                               ------------

          Total current liabilities                                               $1,304,924

5% convertible note payable, due October 3, 2003                  2,000,000
Unamortized discount                                              1,512,726
                                                               ------------

                                                                                     487,274
Stockholders' equity:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                         --
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 12,671,060 shares issued and outstanding             12,671
  Additional paid-in capital                                     18,705,844
  Deficit accumulated during development stage                  (11,179,835)
                                                               ------------
          Total stockholders' equity                                               7,538,680
                                                                                  ----------

                                                                                  $9,330,878
                                                                                  ==========

See accompanying independent auditors' report and notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF OPERATIONS



                                                                                  From inception on
                                             Year ended          Year ended      January 1, 1999 to
                                         December 31, 2000   December 31, 1999    December 31, 2000
                                         ------------------  ------------------  -------------------
Net revenues                                   $    51,193         $    25,423         $     76,616

Cost of revenues                                   110,390               2,790              113,180
                                               -----------         -----------         ------------

Gross profit                                       (59,197)             22,633              (36,564)

General and administrative expenses              9,338,423           1,804,848           11,143,271
                                               -----------         -----------         ------------

Net loss                                       $(9,397,620)        $(1,782,215)        $(11,179,835)
                                               ===========         ===========         ============

Net loss per share, basic and diluted          $      (.76)        $      (.15)
                                               ===========         ===========

Weighted average shares outstanding,
  basic and diluted                             12,421,172          12,156,986
                                               ===========         ===========



See accompanying independent auditors' report and notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                               Deficit
                                                                             accumulated
                                           Common Stock        Additional      during          Total
                                      -----------------------    paid-in     development   stockholders'
                                         Shares      Amount      capital        stage          equity
                                      ------------  ---------  -----------  -------------  --------------

Balance at January 1, 1999             12,720,000   $ 12,720   $            $                $    12,720

Net proceeds from issuance of
  common stock in connection
  with merger                           7,000,000      7,000       106,236                       113,236

Net proceeds from issuance of
  common stock                          1,500,000      1,500     2,544,422                     2,545,922

Net issuance of common stock in
  exchange for services                   150,000        150       299,850                       300,000

Redemption of common stock            (10,000,000)   (10,000)                                    (10,000)

Net loss for the year ended
  December 31, 1999                                                           (1,782,215)     (1,782,215)
                                      -----------   --------   -----------  ------------   -------------

Balance at December 31, 1999           11,370,000     11,370     2,950,508    (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants               312,500        313     1,779,523                     1,779,836

Net proceeds from issuance of
  common stock and warrants               988,560        988    12,145,193                    12,146,181

Issuance of warrants in exchange
  for services                                                      55,000                        55,000

Issuance of options in exchange
  for services                                                     199,311                       199,311

Issuance of warrants in connection
  with financing                                                 1,576,309                     1,576,309

Net loss for the year ended
  December 31, 2000                                                           (9,397,620)     (9,397,620)
                                      -----------   --------   -----------  ------------   -------------

Balance at December 31, 2000           12,671,060   $ 12,671   $18,705,844  $(11,179,835)    $ 7,538,680
                                      ===========   ========   ===========  ============   =============



See accompanying independent auditors' report and notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                From inception on
                                                           Year ended          Year ended      January 1, 1999 to
                                                       December 31, 2000   December 31, 1999    December 31, 2000
                                                       ------------------  ------------------  -------------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                   $(9,397,620)        $(1,782,215)        $(11,179,835)
                                                             -----------         -----------         ------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                            1,029,990             126,255            1,156,245
      Amortization of discount on note payable                    63,583                  --               63,583
      Options issued in exchange for services                    199,311                  --              199,311
      Warrants issued in exchange for services                    55,000                  --               55,000

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                              (250,000)                 --             (250,000)
      Advertising revenue receivable                             (75,000)                 --              (75,000)
      Inventory                                                 (115,875)                 --             (115,875)
      Prepaid advertising                                       (183,331)                 --             (183,331)
      Prepaid mailing lists                                     (750,000)                 --             (750,000)
      Prepaid expenses                                          (253,256)                 --             (253,256)
      Deposits                                                   (41,091)             (6,896)             (47,987)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      391,780             406,894              798,674
      Deferred revenue                                           306,250                  --              306,250
                                                             -----------         -----------         ------------

          Total adjustments                                      377,361             526,253              903,614
                                                             -----------         -----------         ------------

          Net cash used for operating activities              (9,020,259)         (1,255,962)         (10,276,221)
                                                             -----------         -----------         ------------

Cash flows used for investing activities:
  Purchase of property and equipment                          (1,169,499)           (153,962)          (1,323,461)
  Software licensing                                            (679,314)           (459,995)          (1,139,309)
  Software development costs                                  (1,129,928)           (168,018)          (1,297,946)
  Trademarks                                                    (207,986)                 --             (207,986)
  Patents                                                        (21,394)            (33,956)             (55,350)
  Loan fees                                                     (200,000)                                (200,000)
  Increase in escrow account                                          --            (200,000)            (200,000)
                                                             -----------         -----------         ------------

          Net cash used for investing activities              (3,408,121)         (1,015,931)          (4,424,052)
                                                             -----------         -----------         ------------

Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                 13,926,017           2,971,878           16,897,895
  Retirement of common stock, net                                     --             (10,000)             (10,000)
  Proceeds from (payments on) loan payable,
    officer-stockholder                                           (4,500)              4,500                   --
  Proceeds from (payments on) loan payable, officer                   --             (10,000)              10,000
  Proceeds from loans payable                                         --             200,000              200,000
  Proceeds from convertible note payable                       2,000,000                  --            2,000,000
                                                             -----------         -----------         ------------

          Net cash provided by financing activities           15,911,517           3,176,378           19,087,895
                                                             -----------         -----------         ------------

                                  (Continued)

See accompanying independent auditors' report and notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                                           From inception on
                                                        Year ended         Year ended      January 1, 1999 to
                                                     December 31, 2000  December 31, 1999  December 31, 2000
                                                     -----------------  -----------------  ------------------
Net increase in cash                                         3,483,137            904,485           4,387,622
Cash and cash equivalents, beginning of year                   904,485                 --                  --
                                                            ----------           --------          ----------

Cash and cash equivalents, end of year                      $4,387,622           $904,485          $4,387,622
                                                            ==========           ========          ==========

Supplemental disclosure of cash flow information:
  Interest paid                                             $      653           $ 17,124          $   17,777
                                                            ==========           ========          ==========
  Income taxes paid                                         $    1,600           $  1,823          $    3,423
                                                            ==========           ========          ==========

Supplemental disclosure of non-cash financing
 activities:
   Options issued in exchange for services                  $  199,311           $     --          $  199,311
                                                            ==========           ========          ==========
   Warrants issued in exchange for services                 $   55,000           $     --          $   55,000
                                                            ==========           ========          ==========
   Warrants issued in connection with financing             $1,576,309           $     --          $1,576,309
                                                            ==========           ========          ==========



See accompanying independent auditors' report and notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 2000



(1)  Organization:

          Conversational Systems, Inc. was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

          Effective June 22, 1999, pursuant to a Merger Agreement and Plan of Reorganization between Dead On, Inc. ("acquiree") and Conversational Systems, Inc., a California corporation ("acquiror" or the "Company"), Dead On, Inc. was reversed merged into Conversational Systems,
          Inc. The Company accounted for the acquisition of Dead On, Inc. using the purchase method of accounting. The shares of Conversational Systems were exchanged for 7,000,000 newly issued shares of Dead On, Inc. Because the former shareholders of Conversational Systems, Inc. then became the majority shareholders of Dead On, Inc., Conversational Systems was treated as the acquiror under APB Opinion No. 16, "Business Combinations."

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

     Going Concern:

          The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $9,397,620 during the year ended December 31, 2000. The Company had an accumulated deficit of $11,179,835. The Company had working capital of $4,910,160 at December 31, 2000 and negative cash flows from operations totaling $9,020,259 for the year ended December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue bearing contracts utilizing various applications of its technology, including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(2)  Summary of Significant Accounting Policies, Continued:

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

     Inventory:

          Inventory, consisting primarily of headphones, is valued at lower of cost (first-in, first-out) or market.

     Cash:

          Equivalents
          -----------

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------

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

                         YEAR ENDED DECEMBER 31, 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition:

          The Company recognizes revenues when earned in the period in which the service is provided. Service and license fees are deferred and recognized over the life of the agreement. Initial distribution fees are recognized when the software is delivered.

          The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

     Deferred Revenue:

          The Company sells licensing contracts, which in most instances cover a period of one year or more. The amount of deferred revenue, as presented in the financial statements, represents licensing contracts which have not yet been fulfilled.

     Nonmonetary Transactions:

          The Company accounts for nonmonetary transactions based on the fair values of the assets or services involved in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss is recognized on the exchange. At December 31, 2000, the Company recognized $25,000 in revenues and expenses resulting from nonmonetary transactions.

     Advertising and Promotion Costs:

          Advertising and promotion costs are expensed as incurred and totaled $899,727 and $80,488 for the years ended December 31, 2000 and 1999, respectively.

     Property and Equipment:

          Property and equipment are valued at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

    Debt with Stock Purchase Warrants:

          The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities and the balance of the proceeds is accounted for as additional paid-in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(2)  Summary of Significant Accounting Policies, Continued:

     Software Development Costs:

          The Company has adopted Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value.

          Amortization expense totaled $78,102 and $0 for the years ended December 31, 2000 and 1999, respectively.

     Trademarks and Patents:

          The Company's trademark costs consist of legal fees paid in connection with trademarks pending. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2000 and 1999 totaled $24,845 and $0, respectively.

          The Company's patent costs consist of legal fees paid in connection with a patent pending. The Company amortizes patents using the straight-line method over the period of estimated benefit, generally five years. There was no amortization expense charged for the year ended December 31, 2000, as the patents are pending.

          The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of the patent and trademarks. Impairment of the assets is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the assets and the fair value of such assets, determined using the estimated future discounted cash flows generated.

     Loan Fees:

          Deferred loan costs are being amortized using the straight-line method over the life of the loan (three years). Accumulated amortization totaled $16,667 for the year ended December 31, 2000.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(2)  Summary of Significant Accounting Policies, Continued:

     Comprehensive Loss:

          Comprehensive loss consists of net loss only.

     Net Income (Loss) Per Share:

          For the years ended December 31, 2000 and 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend.

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

     New Accounting Pronouncements:

          In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Adoption of this pronouncement did not materially impact the Company's financial statements.

          In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.


(3)  Cash Restricted:

     In connection with an Escrow Agreement dated July 14, 1999, former officers of Dead On, Inc. have placed $200,000 in an escrow account. The funds are to be used for prior obligations of Dead On, Inc. relating to its apparel, accessory and sports equipment division which was discontinued in December 1998 (Note 1). The funds are restricted through January 2001 or until all legal matters have been resolved (Note 14). In the case that no claims are made against the Company for the prior obligation, the funds will be repaid to the former officers. Accordingly, the amount has been recorded as a loan payable at December 31, 2000.

(4)  Property and Equipment:

     A summary is as follows:

          Web host computer equipment                        $  443,868
          Computer equipment                                    386,399
          Equipment                                             321,755
          Furniture and fixtures                                120,243
          Website development                                    35,974
          Leasehold improvements                                 15,222
                                                             ----------

                                                              1,323,461
          Less accumulated depreciation and amortization        259,296
                                                             ----------

                                                             $1,064,165
                                                             ==========


     Depreciation and amortization expense totaled $246,374 and $12,922 for the years ended December 31, 2000 and 1999, respectively.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(5)  Software Licensing Agreements:

     In September and October 1999, the Company entered into a 24-month software licensing agreement with two software developers. The agreement can be cancelled by either party by giving 60 days written notice. The asset is being amortized using the straight-line method over the life of the agreement.

     In March 2000, the Company entered into a 36-month software licensing agreement with a software developer. The agreement can be cancelled by mutual agreement of the parties at any time. The asset is being amortized using the straight-line method over the life of the agreement.

     Amortization expense related to software licensing agreements totaled $664,002 and $113,333 for the years ended December 31, 2000 and 1999, respectively.


(6) Convertible Note Payable:

     In October 2000, the Company entered into a purchase agreement with an investment company to issue a total of $10,000,000 convertible notes payable with interest at 5% per annum and 231,884 common stock purchase warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $9.76 per share. In October 2000, the Company issued $2,000,000 of convertible notes and the warrants. A payment of interest only is payable on the conversion dates, as defined in the agreement. The remaining principal balance of the note is payable in full in October 2003, at which time the remainder of the note will be automatically converted to shares of the Company's common stock. The note is convertible at the option of the holder at any time at the lesser of $9.76 per share or the average of the 7 lowest volume weighted average sales prices of the common stock during the past 50 trading days immediately preceding the notice of conversion. Included in accrued expenses is approximately $24,000 of accrued interest. The fair value of the associated warrant was determined based on the Black-Scholes pricing method at the date of grant. The value of the warrants totaled $1,576,309 and is included in paid-in capital at December 31, 2000. The note, net of discounts, has an effective interest rate of 75.7%. The discount is being amortized to interest expense over the life of the note using the interest rate method. Amortization of the discount totaled approximately $64,000 at December 31, 2000.

     Additional notes may be issued in increments of $2,000,000 provided that, among other items, the per share market value of the Company's common stock is not less than $10.00 per share.

     In January 2001, $400,000 of the outstanding note was converted to 298,078 shares of the Company's common stock at an average rate of $1.36 per share.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(7)  Common Stock:

     In May 1999, the Company commenced a private placement of 1,500,000 shares of the Company's common stock at a purchase price of $2.00 per share. The Private Placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Private Placement were restricted securities as defined in Rule 144. The offering generated proceeds of approximately $2,846,000, net of offering costs of approximately $154,000. An additional 150,000 shares of the Company's common stock was issued for services rendered in connection with this private placement, which was valued at $2.00 per share.

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

     In January 2000, the Company entered into a Subscription Agreement with an unrelated foreign party providing for the sale of 312,500 shares of the Company's common stock at $6.40 per share and 156,250 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00. The warrants expired on January 5, 2001. Proceeds raised from the shares and warrants total approximately $1,800,000, net of offering costs of approximately $200,000.

     In March 2000, the Company commenced a private placement of approximately 1,000,000 units consisting of 1 share of the Company's common stock and 1/2 common stock purchase warrant for each unit purchased. The Company raised proceeds totaling approximately $12,146,000, net of offering costs of approximately $902,000, from the issuance of 988,560 shares of common stock and 494,280 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $18.00. The warrants expire at various times through April 2001.


(8)  Income Taxes:

     For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $11,500,000, which includes approximately $323,000 acquired from Dead On, Inc. The net operating loss carryforwards expire through 2019 and are available to offset future income tax liabilities.

     Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 are as follows:

        Net operating loss carryforwards              $ 4,600,000
        Valuation allowance                            (4,600,000)
                                                      -----------

             Net deferred taxes                       $        --
                                                      ===========



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(9)  Employment Agreement:

     In July 1999, the Company entered into an employment agreement with an officer stockholder of the Company to pay an annual base salary of $180,000 through July 2002. In April 2000, the Board of Directors approved an increase in the annual base salary to $252,000 and a $75,000 bonus paid in 2000. Increases are determined annually by the Board of Directors.

     Under this agreement, salaries totaled $230,686 and $104,505 for the years ended December 31, 2000 and 1999, respectively.


(10) Consulting Agreement:

     In July 1999, the Company entered into a consulting agreement with a personal service corporation owned by an officer of the Company to pay an annual consulting fee of $120,000 through July 2002. In April 2000, the Board of Directors approved an increase in the annual consulting salary to $180,000 per year and a $75,000 bonus paid in 2000.

     Consulting fees totaled $240,000 and $76,650 for the years ended December 31, 2000 and 1999, respectively.


(11) Commitments:

     The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2000:



           Year ending December 31,

                   2001                              $  287,681
                   2002                                 294,849
                   2003                                 304,615
                   2004                                 313,291
                   2005                                 266,053
                                                     ----------

                                                      1,466,489
               Less sublease income                     443,545
                                                     ----------

                                                     $1,022,944
                                                     ==========


     Rent expense amounted to $183,231 and $28,280 for the years ended December 31, 2000 and 1999, respectively.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(12) Incentive and Nonqualified Stock Option Plan:

     On July 14, 1999, the Company enacted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 1,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also know as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is greater than 85% of the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan vest at a rate of at least 20% per year over a 5-year period from the date of the grant or sooner if approved by the Board of Directors. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows FASB Statement No. 123 for stock options granted to non-employees and records a consulting expense equal to the fair value of the options at the date of grant.

     During 2000, the Company granted 53,725 stock options exercisable at an average exercise price of $10.22 to consultants for professional services provided to the Company. The options expire at various times through 2003. The options were valued using the Black-Scholes method at the date of grant. The Company recorded consulting service expense totaling $199,311 for the year ended December 31, 2000.

     The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2000 and 1999 are as follows:


                                            2000               1999
                                        ---------------- ----------------
                                                Average           Average
                                                Exercise          Exercise
                                         Number   Price   Number    Price
                                        -------- ------  --------  ------

Outstanding at beginning of the year     400,500  $6.01        --   $ --
Outstanding at end of the year           916,325   6.51   400,500   6.01
Exercisable at end of the year           338,395   6.76   225,000   6.08
Granted during the year                  563,825   6.86   400,500   6.01
Terminated during the year                48,000   5.85        --     --
Exercised during the year                     --     --        --     --




See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(12) Incentive and Nonqualified Stock Option Plan, Continued:

     Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

          Expected life                                 3 Years
          Risk-free interest rate                        5.88%
          Dividend yield                                     -
          Volatility                                      126%

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

     For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:



                                                            December 31, 2000
                                                            ------------------

          Net loss, as reported                               $ (9,397,620)
          Pro forma net loss                                  $(10,087,271)

          Basic and diluted historical loss per share         $       (.76)
          Pro forma basic and diluted loss per share          $       (.81)


(13) Warrants:

     At December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 882,414 shares of common stock at exercise prices ranging from $8 to $18, expiring through October 2005.



See accompanying independent auditors' report.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         YEAR ENDED DECEMBER 31, 2000




(13) Warrants, Continued:

     The number and weighted average exercise prices of the warrants for the year ended December 31, 2000 are as follows:


                                            2000
                                       ------------------
                                                 Average
                                                 Exercise
                                         Number   Price
                                       --------- --------

Outstanding at beginning of the year          --  $   --
Outstanding at end of the year           882,414   14.06
Exercisable at end of the year           882,414   14.06
Granted during the year                  882,414   14.06
Exercised during the year                     --      --
Terminated during the year                    --      --


(14) Contingencies:

     During 2000, a financial consulting firm filed a Complaint against the Company, alleging that the Company entered into an exclusive financing agreement wherein the plaintiff agreed to assist in the placement of common stock financing for the Company. The Complaint also alleges that the Company subsequently consummated a financing with a third party. The plaintiff alleges that this financing created a duty on the part of the Company to compensate the plaintiff to the extent provided in the financing agreement. The Complaint seeks damages of $160,000, and warrants to purchase 100,000 shares at $16.50 per share of the Company's common stock. At present, the litigation is in the preliminary stages, and management and legal counsel are presently unable to predict the outcome.

     The Company is party to various legal proceedings arising from the continued and discontinued operations of the Company. Although the ultimate disposition of these proceedings is not determinable, management, based on advice of legal counsel, does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect on the financial position of the Company.


(15) Subsequent Event:

     In March 2001, $100,000 of the outstanding debenture in Note 6 was converted to 85,654 shares of the Company's common stock at an average rate of $1.19 per share.



See accompanying independent auditors' report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III
                                   --------

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Name                          AGE            Date Elected            Position
Dean Weber                    38                7/09/99              Chairman of the Board, President,
                                                                     Chief Executive Officer, Director

George H. Kaelin,III          34                7/09/99              Director

Rahoul Sharan                 34                7/09/99              Chief Financial Officer, Secretary,
                                                                     Treasurer and Director

Bradley J. Ammon              37                6/09/00              Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified, although Dean Weber has an employment agreement and Rahoul Sharan's company has a personal service agreement with us. There are no family relationships between any directors or officers of One Voice.

Dean Weber, founder, CEO and Chairman of the Board of the Company is responsible for developing our strategic vision and pioneering our products, technology and business strategies. Mr. Weber has been instrumental in the growth and development of One Voice, successfully raising over $20 million of institutional funding, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Prior to establishing One Voice, Mr. Weber was the founder and President of EditPro Corporation for 8 years. The company developed and marketed one of the first Microsoft Windows based environment tools for both the English and Japanese marketplaces - EditPro Sensitive Editor
(LSE). Prior to that, Mr. Weber played key roles in technology companies like United Technologies, Northrop and Xerox, where he designed and developed real-time software systems for NASA, worked on U.S. Navy projects and led an engineering team for the B2 Stealth Bomber project. Mr. Weber received a Bachelor of Science in Computer Science from the Central Connecticut State University.

George H. Kaelin, III, received a B.B.A. degree summa cum laude with an emphasis in Business Economics from the University of San Diego, California. Mr. Kaelin also has a Juris Doctor degree from the University of California, Davis, where he received the American Jurisprudence Award for excellence in Advanced Business Organizations Law. Mr. Kaelin has clerked for the U.S. District Court, Eastern District, for the Honorable Milton L. Schwartz. He also worked with the Alaska Legislature in drafting the Alaskan Non-Profit Corporations Code. Mr. Kaelin is a partner in the San Diego law firm of Endeman, Lincoln, Turek & Heater where he has worked since 1994. He specializes in business and real estate issues. Mr. Kaelin is admitted to practice before all state and federal courts in California and has served as a member of the Enright Inn of Court. Mr. Kaelin serves as a member of our Audit and Compensation Committees.

Mr. Sharan brings over 13 years of accounting and finance experience to One Voice. He has been the President and Director of KJN Management Ltd., a private company which provides a broad range of administrative, management and financial services to both private and public companies since 1989. Mr. Sharan has been a partner in S & P Group, a company, specializing in investment financing for venture capital projects and real estate development and construction since 1988. Mr. Sharan worked for Coopers & Lybrand (presently Pricewaterhouse Coopers) from 1984 to 1989. Mr. Sharan has also served as a director of Pacific Northern Ventures, Ltd. Mr. Sharan holds a Bachelor of Commerce degree from the University of British Columbia and is a member of the Institute of Chartered Accountants of British Columbia.

Mr. Ammon brings over 15 years of experience in domestic and international tax and business planning. He currently is a tax attorney at the Law Offices of Ernest S. Ryder & Associates, Inc. He previously served as the International Tax Manager for SAIC where he provided corporate and individual tax planning services to groups within the company. Prior to joining SAIC in 2000, Mr. Ammon was a Manager in the International Corporate Services department for KPMG, LLP, from 1995 to 1998 where he provided tax consultation services to clients primarily in the information, communications, and entertainment ("ICE") industries. He has also provided corporate, partnership, and personal tax and business planning services for Deloitte & Touche, LLP. In addition, Mr. Ammon has several years of experience as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for numerous subsidiaries.

Mr. Ammon has a Juris Doctor degree and a Masters of Law degree in taxation (LL.M.) from the University of San Diego. He is a member of the American Bar Association, the State Bar of California, the Tax Section of the San Diego County Bar Association, and the U.S. Tax Court. He is a member of our Audit and Compensation Committees.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Form 3 filings for Dean Weber, George Kaelin and Rahoul Sharan due on December 6, 1999, and the Form 3 for Brad Ammon due on June 19, 2000, were each filed on August 11, 2000. George Kaelin's Form 5, due on February 14, 2001, was filed on April 10, 2001, and contained sales of our stock occurring on seven dates over a one-month period. No other person, who, at any time during the year ended December 31, 2000, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2000, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2000, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

ITEM 10   EXECUTIVE COMPENSATION

The following tables set forth certain information as to the Company's CEO and each of the Company's four most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2000 and 1999, exceeded $100,000:


                                                    SUMMARY COMPENSATION TABLE

                                                        Annual Compensation

                                                              Other
   Name &                                                     Annual        Restricted      Options        LTIP        All Other
 Principal                    Salary           Bonus          Compen-         Stock           SARs        Payouts       Compen-
  Position         Year        ($)              ($)          sation ($)       awards         (#)/(1)/       ($)         sation
--------------------------------------------------------------------------------------------------------------------------------
Dean Weber,        2000      252,000          75,000             0              0              0             0             0
CEO                1999      180,000            0                0              0              0/(2)/        0             0

Rahoul Sharan,     2000      180,000/(3)/     75,000             0              0              0             0             0
CFO                1999      120,000/(3)/       0                0              0            50,000          0             0

/(1)/ Options were granted pursuant to the Company's 1999 Stock Option Plan. /(2)/ 75,000 options previously granted to Mr. Weber were rescinded by Mr.
       Weber.
/(3)/  This payment was made through KJN Management Ltd.

EMPLOYMENT AGREEMENT
We entered into a three-year employment agreement (the "Weber Employment Agreement") with Dean Weber, our Chairman, Chief Executive Officer and President, commencing in July 1999. The Weber Employment Agreement provides that, in consideration for Mr. Weber's services, he is to be paid an annual salary of $180,000. His salary was increased to $252,000 annually in April 2000, with a $75,000 bonus.

PERSONAL SERVICE AGREEMENT

We entered into a three-year personal service agreement with KJN Management Ltd., commencing in July 1999 for the services of its CFO, Rahoul Sharan, which provided for the payment of a fee by the Company to KJN Management Ltd. of $120,000 per year. The service fee was increased to $180,000 per year, plus a $75,000 bonus.


COMPENSATION OF DIRECTORS

Non-employee directors receive $1,000 for each Board of Directors meeting attended. The Company pays all out-of-pocket expenses of attendance.


AMENDED AND RESTATED 1999 STOCK OPTION PLAN

Our Amended and Restated 1999 Stock Option Plan (the "1999 Plan") authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of December 31, 2000, our Board of Directors had reserved 1,500,000 shares for issuance under the 1999 Plan, of which 916,325 shares were subject to outstanding options and 83,675 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the "Plan Administrator") administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of our Common Stock and promissory notes) in payment for the exercise price of options. The 1999 Plan was authorized by the Board of Directors and stockholders.

Item 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2000 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 6333 Greenwich Drive, Suite 240, San Diego, California 92122.

                                                                                                Shares Beneficially Owned/(1)/
Name and Address of                                                                        -----------------------------------------
Beneficial Owner                                                                              Number                     Percent
------------------------------------------------------------------------------------------------------------------------------------
Dean Weber, CEO, President and Chairman of the Board/(2)/                                  5,633,000/(3)/                   44.2

IVantage, Inc./(2)/                                                                        1,600,200                        12.6

Rahoul Sharan, CFO,  Secretary, Treasurer and Director                                        50,000/(4)/                     *

George H. Kaelin, III, Director                                                              320,600/(5)/                    2.5

Bradley J. Ammon, Director                                                                    50,000/(4)/                     *

Total securities held by officers and directors as a group (4 people):                     6,053,600/(6)/                   46.9

/(1)/ Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2000 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 12,671,060 shares of Common Stock outstanding on December 31, 2000, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of December 31, 2000, as described below. /(2)/ iVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and President of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 1,600,200 shares in the name of iVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.
/(3)/ Includes options to purchase 75,000 shares as they are currently exercisable. These options were rescinded by Mr. Weber on January 30, 2001. /(4)/ Represents options to purchase 50,000 shares as they are currently exercisable.
/(5)/ Includes options to purchase 50,000 shares as they are currently exercisable.
/(6)/ Includes options to purchase 225,000 shares as they are currently exercisable.
*     Less than 1%

Item 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our chief executive officer, Mr. Weber, advanced $4,500 to the Company for the purchase of a computer. Our chief financial officer, Mr. Sharan, advanced $10,000 to the Company for travel expenses. Both of these cash advances were recorded on our financial statements as current liabilities with no written or verbal agreement regarding loan terms of repayment or stated interest rate. The advances were repaid by the Company on July 14, 2000.

In May 1999, a group of officers, directors and stockholders of Dead On, Inc., our former corporate entity (the "Group"), formed a new company, Dead On Acquisition Company, a California corporation. Subsequent to the formation of Dead On Acquisition Company, the Group transferred 6,075,000 shares of our Common Stock to Dead On Acquisition Company in exchange for shares of Dead On Acquisition Company stock.

On May 14, 1999, we sold all of our operating assets and liabilities relating to the discontinued operations of our apparel, accessory, and sports equipment division to Dead On Acquisition Company for $1.00 per an agreement for acquisition resulting in a gain of $91,785 and a provision for operating losses of $110,788, equaling a net financial statement loss of $19,003.

Our CEO, Dean Weber, and CFO, Rahoul Sharan, each received a $75,000 bonus last year. George Kaelin, a director, received a $25,000 bonus last year.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

          [TO_COME]

          Reports filed on Form 8-K:  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      One Voice Technologies, Inc.



Date:  April 17, 2001                 By:     /s/ Dean Weber
                                           -------------------------------------
                                           Dean Weber, President & Director



Date:  April 17, 2001                 By:     /s/ Rahoul Sharan
                                           -------------------------------------
                                           Rahoul Sharan, Secretary, Treasurer &
                                                          Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      Signature                           Title                         Date

/s/ Dean Weber                    Chief Executive Officer         April 17, 2001
-------------------------         and Director
Dean Weber

/s/ Rahoul Sharan                 Chief Financial Officer         April 17, 2001
-------------------------         and Director
Rahoul Sharan

/s/ George H. Kaelin, III         Director                        April 17, 2001
-------------------------
George H. Kaelin, III

/s/ Bradley J. Ammon              Director                        April 17, 2001
-------------------------
Bradley J. Ammon

      The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean One Voice Technologies, Inc., a Nevada corporation.

 Exhibit No.    Description
-------------   ---------------------------------------------------------------
                PLANS OF ACQUISITION

     2.1 Merger Agreement and Plan of Reorganization with Conversational Systems, Inc. dated June 22, 1999.*

                ARTICLES OF INCORPORATION AND BYLAWS

     3.1 Articles of Incorporation of Belridge Holdings Corp. filed with the Nevada Secretary of State on August 23, 1995 (incorporated by reference to Exhibit 3(i) to our Form 10-SB filed October 7,
                1999).

     3.2 Certificate of Amendment of Articles of Incorporation of Belridge Holdings Corp. changing its name to Dead On, Inc. (incorporated by reference to Exhibit 3(i) to our Form 10-SB filed October 7, 1999). The Certificate originally filed on September 25, 1998, was canceled and re-filed with the Nevada Secretary of State on June 10, 1999.

     3.3 Articles of Merger for the merger of Conversational Systems, Inc. into Dead On, Inc. filed with the Nevada Secretary of State on July 14, 1999 with supporting documents (incorporated by reference to Exhibit 2 to our Form 10-SB, filed October 7,
                1999). This document changed the name of the surviving entity, Dead On, Inc., to ConversIt.com, Inc.

     3.4 Certificate of Amendment of Articles of Incorporation of ConversIt.com, Inc. changing its name to One Voice Technologies, Inc. (incorporated by reference to Exhibit 2 to our Form 10-SB filed October 7, 1999).

     3.5 Bylaws of Belridge Holdings Corp. (incorporated by reference to Exhibit 3(ii) of our Form 10-SB, filed October 7, 1999).

     3.6 Amendment to Bylaws dated July 11, 2000 (excerpted) (incorporated by reference to Exhibit 4.3 of our Form S-8, filed October 3, 2000).

 Exhibit No.    Description
-------------   ---------------------------------------------------------------
                INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

     4.1 Common Stock Purchase Warrant with Veritas SG Investments from the January 2000 offering.*

     4.2 Form of Common Stock Purchase Warrant from the March 2000 offering.*

     4.3 Securities Purchase Agreement ("SPA") with Nevelle Investors LLC dated October 3, 2000, and Form of Debenture (Exhibit A to the
                SPA), Form of Warrant (Exhibit B to the SPA), Conditional Warrant dated October 3, 2000 (Exhibit C to the SPA) and Registration Rights Agreement dated October 3, 2000 (Exhibit E to the SPA), each with Nevelle Investors LLC (incorporated by reference to Exhibit 4 to our Form 10-QSB, filed November 14,
                2000).

                MATERIAL CONTRACTS

    10.1 Employment Agreement with Dean Weber dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase Mr. Weber's annual salary to $252,000.

    10.2 Consulting Agreement with KJN Management Ltd. For the services of Rahoul Sharan dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase the annual consulting fee to $180,000.

    10.3        Software Agreement with IBM/OEM dated September 21, 1999.*

    10.4 Software License Agreement with Philips Spech Processing dated March 3, 2000.*

    10.5        Amended and Restated 1999 Stock Option Plan (filed herewith).

 Exhibit No.    Description
------------    ---------------------------------------------------------------
                CONSENTS OF EXPERTS AND COUNSEL

    23.1        Consent of independent auditors (filed herewith).

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-50256) on Form SB-2 filed with the SEC on November 20, 2000.