Form 10KSB/A
period 2000-12-31
ONE VOICE TECHNOLOGIES INC
filed 2001-04-26
CIK 1096088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                Amendment No. 1
                                      to
                                  FORM 10-KSB

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

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                From inception on
                                                           Year ended          Year ended      January 1, 1999 to
                                                       December 31, 2000   December 31, 1999    December 31, 2000
                                                       ------------------  ------------------  -------------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                   $(9,397,620)        $(1,782,215)        $(11,179,835)
                                                             -----------         -----------         ------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                            1,029,990             126,255            1,156,245
      Amortization of discount on note payable                    63,583                  --               63,583
      Options issued in exchange for services                    199,311                  --              199,311
      Warrants issued in exchange for services                    55,000                  --               55,000

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                              (250,000)                 --             (250,000)
      Advertising revenue receivable                             (75,000)                 --              (75,000)
      Inventory                                                 (115,875)                 --             (115,875)
      Prepaid advertising                                       (183,331)                 --             (183,331)
      Prepaid mailing lists                                     (750,000)                 --             (750,000)
      Prepaid expenses                                          (253,256)                 --             (253,256)
      Deposits                                                   (41,091)             (6,896)             (47,987)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      391,780             406,894              798,674
      Deferred revenue                                           306,250                  --              306,250
                                                             -----------         -----------         ------------

          Total adjustments                                      377,361             526,253              903,614
                                                             -----------         -----------         ------------

          Net cash used for operating activities              (9,020,259)         (1,255,962)         (10,276,221)
                                                             -----------         -----------         ------------

Cash flows used for investing activities:
  Purchase of property and equipment                          (1,169,499)           (153,962)          (1,323,461)
  Software licensing                                            (679,314)           (459,995)          (1,139,309)
  Software development costs                                  (1,129,928)           (168,018)          (1,297,946)
  Trademarks                                                    (207,986)                 --             (207,986)
  Patents                                                        (21,394)            (33,956)             (55,350)
  Loan fees                                                     (200,000)                                (200,000)
  Increase in escrow account                                          --            (200,000)            (200,000)
                                                             -----------         -----------         ------------

          Net cash used for investing activities              (3,408,121)         (1,015,931)          (4,424,052)
                                                             -----------         -----------         ------------

Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                 13,926,017           2,971,878           16,897,895
  Retirement of common stock, net                                     --             (10,000)             (10,000)
  Proceeds from (payments on) loan payable,
    officer-stockholder                                           (4,500)              4,500                   --
  Proceeds from (payments on) loan payable, officer              (10,000)             10,000                   --
  Proceeds from loans payable                                         --             200,000              200,000
  Proceeds from convertible note payable                       2,000,000                  --            2,000,000
                                                             -----------         -----------         ------------

          Net cash provided by financing activities           15,911,517           3,176,378           19,087,895
                                                             -----------         -----------         ------------

                                  (Continued)

See accompanying independent auditors' report and notes to financial statements.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

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

    10.5        Amended and Restated 1999 Stock Option Plan.**

 Exhibit No.    Description
------------    ---------------------------------------------------------------
                CONSENTS OF EXPERTS AND COUNSEL

    23.1        Consent of independent auditors.**

Reports filed on Form 8-K:  None

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-50256) on Form SB-2 filed with the SEC on November 20, 2000.

** Incorporated by reference from the exhibits included with the Company's Annual Report on Form 10-KSB filed with the SEC on April 17, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      One Voice Technologies, Inc.



Date:  April 26, 2001                 By:     /s/ Dean Weber
                                           -------------------------------------
                                           Dean Weber, President & Director



Date:  April 26, 2001                 By:     /s/ Rahoul Sharan
                                           -------------------------------------
                                           Rahoul Sharan, Secretary, Treasurer &
                                                          Director

In accordance with the requirements of the Securities Act of 1933, this amended report was signed by the following persons in the capacities and on the dates stated.

      Signature                           Title                         Date

/s/ Dean Weber                    Chief Executive Officer         April 26, 2001
-------------------------         and Director
Dean Weber

/s/ Rahoul Sharan                 Chief Financial Officer         April 26, 2001
-------------------------         and Director
Rahoul Sharan

/s/ George H. Kaelin, III         Director                        April 26, 2001
-------------------------
George H. Kaelin, III

/s/ Bradley J. Ammon              Director                        April 26, 2001
-------------------------
Bradley J. Ammon