Form 10QSB
period 2001-03-31
ONE VOICE TECHNOLOGIES INC
filed 2001-05-15
CIK 1096088

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE PERIOD ENDED MARCH 31, 2001
                          COMMISSION FILE NO. 0-27589

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

                              Yes    X       No
                                   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of May 11, 2001, the registrant had 13,155,059 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes        No   X
                                                               -----     -----

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - MARCH 31, 2001

                                  (UNAUDITED)


                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $2,299,554
  Cash - restricted                                                 200,000
  Licensing revenue receivable                                        1,458
  Inventory                                                         109,633
  Prepaid advertising                                               133,331
  Prepaid mailing lists                                             750,000
  Prepaid expenses                                                  573,176
                                                                 ----------
          Total current assets                                   $4,067,152

Property and equipment, net of
  accumulated depreciation and amortization                       1,013,050

Other assets:
  Software licensing, net of accumulated amortization               210,038
  Software development costs, net of accumulated amortization     1,343,653
  Deposits                                                           48,302
  Trademarks, net of accumulated amortization                       175,891
  Patents                                                            55,350
  Loan fees, net of accumulated amortization                        166,666
                                                                 ----------
          Total other assets                                      1,999,900
                                                                 ----------
                                                                 $7,080,102
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                          $  777,263
  Deferred revenue                                                  287,500
  Loan payable, related parties                                     200,000
                                                                 ----------
          Total current liabilities                              $1,264,763

5% convertible note payable, due October 3, 2003                  1,500,000
Less unamortized discount                                        (1,111,849)
                                                                 ----------
                                                                    388,151

Stockholders' equity:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                         -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 13,054,792 shares issued and outstanding             13,055
  Additional paid-in capital                                     18,842,684
  Deficit accumulated during development stage                  (13,428,551)
                                                                -----------
          Total stockholders' equity                              5,427,188
                                                                -----------
                                                                $ 7,080,102
                                                                ===========

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                                                    From inception on
                                         Three months ended   Three months ended   January 1, 1999 to
                                           March 31, 2001       March 31, 2000       March 31, 2001
                                         -------------------  -------------------  -------------------

Net revenues                                    $    63,698          $         -         $    140,314

Cost of revenues                                     20,651                    -              133,831
                                                -----------          -----------   ------------------
Gross profit                                         43,047                    -                6,483

General and administrative expenses               2,291,763            1,092,888           13,435,034
                                                -----------          -----------   ------------------

Net loss                                        $(2,248,716)         $(1,092,888)        $(13,428,551)
                                                ===========          ===========   ==================

Net loss per share, basic and diluted                 $(.17)         $     (0.09)
                                                ===========          ===========

Weighted average shares outstanding,
  basic and diluted                              12,907,355           11,679,075
                                                ===========          ===========



See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                Deficit
                                                                              accumulated
                                                                Additional      during          Total
                                            Common stock          paid-in     development   stockholders'
                                       -----------------------  ----------   ------------
                                          Shares      Amount      capital        stage          equity
                                       ------------  ---------  -----------  -------------  --------------

Balance at January 1, 1999              12,720,000   $ 12,720   $            $                $    12,720

Net proceeds from issuance of
  common stock in connection
  with merger                            7,000,000      7,000       106,236                       113,236

Net proceeds from issuance of
  common stock                           1,500,000      1,500     2,544,422                     2,545,922

Net issuance of common stock in
  exchange for services                    150,000        150       299,850                       300,000

Redemption of common stock             (10,000,000)   (10,000)                                    (10,000)

Net loss for the year ended
  December 31, 1999                                                            (1,782,215)     (1,782,215)
                                       -----------   --------   -----------  ------------   -------------
Balance at December 31, 1999            11,370,000     11,370     2,950,508    (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                312,500        313     1,779,523                     1,779,836

Net proceeds from issuance of
  common stock and warrants                988,560        988    12,145,193                    12,146,181

Issuance of warrants in exchange
  for services                                                       55,000                        55,000

Issuance of options in exchange
  for services                                                      199,311                       199,311

Issuance of warrants in connection
  with financing                                                  1,576,309                     1,576,309

Net loss for the year ended
  December 31, 2000                                                            (9,397,620)     (9,397,620)
                                       -----------   --------   -----------  ------------   -------------
Balance at December 31, 2000            12,671,060     12,671    18,705,844   (11,179,835)      7,538,680

Issuance of stock in exchange
  for debt                                 383,732        384       128,999                       129,383

Issuance of options in exchange
  for services                                                        7,841                         7,841

Net loss for the three months ended
  March 31, 2001                                                               (2,248,716)     (2,248,716)
                                       -----------   --------   -----------  ------------   -------------
Balance at March 31, 2001               13,054,792   $ 13,055   $18,842,684  $(13,428,551)    $ 5,427,188
                                       ===========   ========   ===========  ============   =============

See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                                                                  From inception on
                                                       Three months ended   Three months ended   January 1, 1999 to
                                                         March 31, 2001       March 31, 2000       March 31, 2001
                                                       -------------------  -------------------  -------------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                    $(2,248,716)         $(1,092,888)        $(13,428,551)
                                                              -----------          -----------         ------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                               352,857              156,570            1,509,102
      Amortization of discount on note payable                     30,260                    -               93,843
      Options issued in exchange for services                       7,841                    -              207,152
      Warrants issued in exchange for services                          -                    -               55,000

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                                323,542                    -               73,542
      Advertising revenue receivable                                    -                    -              (75,000)
      Inventory                                                     6,242              (95,612)            (109,633)
      Prepaid advertising                                          50,000                    -             (133,331)
      Prepaid mailing lists                                             -                    -             (750,000)
      Prepaid expenses                                           (319,920)            (522,707)            (573,176)
      Deposits                                                       (315)             (13,839)             (48,302)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                       (21,411)              93,031              777,263
      Deferred revenue                                            (18,750)                   -              287,500
                                                              -----------          -----------         ------------
          Total adjustments                                       410,346             (382,557)           1,313,960
                                                              -----------          -----------         ------------
          Net cash used for operating activities               (1,838,370)          (1,475,445)         (12,114,591)
                                                              -----------          -----------         ------------
Cash flows used for investing activities:
  Purchase of property and equipment                              (42,184)            (475,338)          (1,365,645)
  Software licensing                                                    -               (1,384)          (1,139,309)
  Software development costs                                     (201,911)            (166,980)          (1,499,857)
  Trademarks                                                       (5,603)                   -             (213,589)
  Patents                                                               -                    -              (55,350)
  Loan fees                                                             -                    -             (200,000)
  Increase in escrow account                                            -                    -             (200,000)
                                                              -----------          -----------         ------------
          Net cash used for investing activities                 (249,698)            (643,702)          (4,673,750)
                                                              -----------          -----------         ------------
Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                           -            1,779,836           16,897,895
  Retirement of common stock, net                                       -                    -              (10,000)
  Proceeds from loans payable                                           -                    -              200,000
  Proceeds from convertible note payable                                -                    -            2,000,000
                                                              -----------          -----------         ------------
          Net cash provided by financing activities                     -            1,779,836           19,087,895
                                                              -----------          -----------         ------------

                                  (Continued)


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)


                                                                                               From inception on
                                                     Three months ended   Three months ended   January 1, 1999 to
                                                       March 31, 2001       March 31, 2000       March 31, 2001
                                                     -------------------  -------------------  ------------------
Net increase (decrease) in cash                              (2,088,068)            (339,311)           2,299,554
Cash and cash equivalents, beginning of year                  4,387,622              904,485                    -
                                                            -----------            ---------           ----------
Cash and cash equivalents, end of year                      $ 2,299,554            $ 565,174           $2,299,554
                                                            ===========            =========           ==========
Supplemental disclosure of cash flow information:
  Interest paid                                             $     1,266            $      17           $   19,043
                                                            ===========            =========           ==========
  Income taxes paid                                         $         -            $   1,600           $    3,423
                                                            ===========            =========           ==========
Supplemental disclosure of non-cash financing
 activities:
   Options issued in exchange for services                  $     7,841            $       -           $  207,152
                                                            ===========            =========           ==========
   Warrants issued in exchange for services                 $         -            $       -           $   55,000
                                                            ===========            =========           ==========
   Warrants issued in connection with financing             $         -            $       -           $1,576,309
                                                            ===========            =========           ==========
   Common stock issued in exchange for debt                 $   129,383            $       -           $  129,383
                                                            ===========            =========           ==========



See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2001




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


(2)  Summary of Significant Accounting Policies:

     Interim Financial Statements:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000.

     Business Activity:

          The Company develops and markets computer software using Intelligent Voice Interactive Technology (IVIT(TM)) to website owners in the United States and other countries.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       THREE MONTHS ENDED MARCH 31, 2001




(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition:

          The Company recognizes revenues when earned in the period in which the service is provided. Service fees are deferred and recognized over the life of the service agreement. Initial distribution fees are recognized when the software is delivered.


(3) Convertible Note Payable:

     In March 2001, $500,000 of the outstanding note payable was converted to 383,732 shares of the Company's common stock at an average rate of $1.30 per share.

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

We maintain a cash balance that we believe is sufficient to sustain corporate operations until December 2001. The losses through the quarter ended March 31, 2001 were due to operating expenses, with the majority of expenses in the areas of; salaries, tradeshows and promotions, legal fees, consulting fees, as well as, amortization expense relating to software development and licensing costs.

On April 7, 2001 Lycos, Inc. renewed its annual contract with us originally executed April 7, 2000. This contract established a relationship through which One Voice would create a co-branded version of IVAN and make it available to Lycos users. Since the acquisition of Lycos by Terra Networks, Inc. and changes in project management within Lycos, this project has been put on hold. Although we cannot predict whether this contract will ever produce revenue or the voice browser ever become available to the public, we will work closely with Lycos management to create a mutually beneficial relationship now that Lycos has renewed its contract for another year.

During the second quarter of 2001, we plan to begin a press tour covering the East and West coasts of the United States to create awareness and branding of our intelligent voice platform solutions. The majority of our focus will be on integrating our complete services solution into the wireless telecommunications industry with a secondary emphasis on the telematics, and TV/Internet appliance markets.

We plan to spend additional resources to continue to develop and deploy our 4th Generation voice technology for the wireless (cellular telephone) and PDA (Personal Digital Assistant) markets. Management has not determined a budget or timeline for new product research, development, and deployment at this time.

In the telecom sector, we plan to license our technology to wireless carriers to provide voice-activated services for their subscribers allowing for increased revenue streams to the carrier. We have considered numerous strategic initiatives in order to achieve our objectives with this goal. We are rapidly moving our technological lead and experience into the high growth telecommunication markets. Our solutions allow users to compose and send voice-to-text messages (SMS, email, page, etc.), request any kind of information using free-format voice requests instead of trying to type on a tiny phone keypad. Location-based services (i.e. restaurants, movies), the latest news headlines, sports results, stock quotes, and m-Commerce are all just a few words away - anytime, anywhere.

The telematics sector encompasses voice-activated devices, which could be installed in a motor vehicle to access information on the Internet. Voice capabilities of these in-car devices are vital since they allow users to remain focused on driving, therefore supporting new safety initiatives.

We plan to have initial products ready for deployment in the second quarter of 2001. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. If further funding is required, and no funding is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2001 and 2000.

Selected Statement of Operations Information

                     Three Months Ended March 31,

                          2001          2000
                      -----------   -----------
Net Revenues          $    63,698   $         -
Operating expenses      2,291,763     1,092,888
Net loss               (2,248,716)   (1,092,888)

Review of the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

Net Revenue totaled $63,698 for the quarter ended March 31, 2001, primarily from barter transactions. No revenue was earned for the quarter ended March 31, 2000. The recognition of revenues resulted primarily from product licensing in exchange for advertising and sales of our initial IvanO desktop software product.

Operating expenses increased to $2,291,763 for the quarter ended March 31, 2001 from $1,092,888 for the same quarter in 2000. The increased operating expenses reflect the Company's significant growth including increased staffing of approximately 21 employees over the prior year. Salary and wage expense was $735,256 for the first quarter of 2001 compared to $321,639 for the first quarter in 2000. The increase reflects our new direction into the telecom, telematics and TV/Internet appliance initiatives with a restructured work force. Salary expense, although higher in the quarter ended March 31, 2001 from the same quarter 2000, is significantly reduced from the quarter ended December 31, 2000. Advertising and promotion expense totaled $295,593 for the three months ended March 31, 2001 from $91,643 for the same quarter in 2000. The increase in advertising and promotion expense results from the hiring of outside public relations firms and marketing activities related to the new products we are developing for the telecom, telematics and TV/Internet appliance markets. Legal and consulting expenses increased to $157,479 for the three months ended March 31, 2001 from $141,817 for the same quarter in 2000. Depreciation and amortization expenses increased to $352,857 for the quarter ended March 31, 2001 from $156,570 for the same period in the prior year.

The Company had a net loss of $2,248,716 for the three months ended March 31, 2001 compared to $1,092,888 for the same quarter in 2000.

At March 31, 2001 the Company had working capital of $2,802,389 as compared with $4,910,160 at December 31, 2000.

Notes payable had a face value of $2,000,000 at December 31, 2000. Notes payable had a face value of $1,500,000 at March 31, 2001.

In March 2001, $500,000 of the outstanding convertible note payable was converted to 383,732 shares of the Company's common stock at an average rate of $1.30 per share.

                                    PART II
                               OTHER INFORMATION

Item 1.    Not applicable.

Items 2-5. Not applicable.

Item 5.    Not Applicable.

Item 6.    Exhibits and Reports on 8-K:

           (a)  None.
           (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date: May 15, 2001        By:  /s/ Dean Weber
                               ------------------------------------------------
                               DEAN WEBER, Chairman & Chief Executive Officer


Date: May 15, 2001        By:  /s/ Rahoul Sharan
                               ------------------------------------------------
                               RAHOUL SHARAN, Chief Financial Officer