Form 10QSB
period 2001-06-30
ONE VOICE TECHNOLOGIES INC
filed 2001-08-14
CIK 1096088

         As Filed with the Securities and Exchange Commission on August 14, 2001
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NO. 000-27589

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

As of August 13, 2001, the registrant had 14,549,651 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes       No  X
                                                               -----    -----

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.
                                                       Page No.
                                                       --------
         Balance Sheet                                   F-1
         Statements of Operations                        F-2
         Statement of Stockholders' Equity               F-3
         Statements of Cash Flows                        F-5
         Notes to Financial Statements                   F-7

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - JUNE 30, 2001

                                  (UNAUDITED)

                              ASSETS

Current assets:
  Cash and cash equivalents                        $  1,771,768
  Cash - restricted                                     200,000
  Licensing revenue receivable                            1,844
  Inventory                                             109,545
  Prepaid advertising                                    83,331
  Prepaid mailing lists                                 750,000
  Prepaid expenses                                      402,139
                                                   ------------

     Total current assets                                          $3,318,627

Property and equipment, net of
  accumulated depreciation and amortization                           926,527

Other assets:
  Software licensing, net of accumulated
    amortization                                         91,435
  Software development costs, net of accumulated
    amortization                                      1,287,635
  Deposits                                               48,302
  Trademarks, net of accumulated amortization           162,855
  Patents                                                55,350
  Loan fees, net of accumulated amortization            150,000
                                                   ------------
     Total other assets                                             1,795,577
                                                                   ----------
                                                                   $6,040,731
                                                                   ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $    646,388
  Deferred revenue                                      268,750
  Loan payable, related parties                         200,000
                                                   ------------

     Total current liabilities                                     $1,115,138

5% convertible note payable, due October 3, 2003      1,175,000
Less unamortized discount                              (836,778)
                                                   ------------

                                                                      338,222

Stockholders' equity:
  Preferred stock; $.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                               -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 14,272,285 shares issued
    and outstanding                                      14,272
  Additional paid-in capital                         19,776,311
  Deficit accumulated during development stage      (15,203,212)
                                                    -----------

     Total stockholders' equity                                     4,587,371
                                                                   ----------
                                                                   $6,040,731
                                                                   ==========

See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                Six months ended             Three months ended         From inception on
                                                    June 30,                      June 30,             January 1, 1999 to
                                               2001           2000           2001           2000          June 30, 2001
                                           -----------    -----------    -----------    -----------    ------------------
Net revenues                               $   124,860    $        -     $    61,162    $        -      $    201,476

Cost of revenues                                23,980             -           3,329             -           137,160
                                           -----------    -----------     ----------     ----------      -----------

Gross profit                                   100,880             -          57,833             -            64,316

General and administrative expenses          4,124,257      3,227,912      1,832,494      2,135,024       15,267,528
                                           -----------    -----------     ----------     ----------      -----------

Net loss                                   $(4,023,377)   $(3,227,912)   $(1,774,661)   $(2,135,024)    $(15,203,212)
                                           ===========    ===========    ===========    ===========     ============

Net loss per share, basic and diluted      $     (0.31)   $     (0.27)   $     (0.13)   $     (0.17)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding,
    basic and diluted                       13,106,333     12,169,912     13,301,047     12,671,060
                                           ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)




                                                                                    Deficit
                                                                                  accumulated
                                              Common stock         Additional       during           Total
                                        ------------------------     paid-in      development    stockholders'
                                           Shares       Amount       capital         stage           equity
                                        ------------   ---------   -----------   -------------   --------------
Balance at January 1, 1999               12,720,000    $ 12,720    $             $                 $    12,720

Net proceeds from issuance of
  common stock in connection
  with merger                             7,000,000       7,000        106,236                         113,236

Net proceeds from issuance of
  common stock                            1,500,000       1,500      2,544,422                       2,545,922

Net issuance of common stock in
  exchange for services                     150,000         150        299,850                         300,000

Redemption of common stock              (10,000,000)    (10,000)                                       (10,000)

Net loss for the year ended
  December 31, 1999                                                                (1,782,215)      (1,782,215)
                                       ------------    --------    -----------   ------------    -------------

Balance at December 31, 1999             11,370,000      11,370      2,950,508     (1,782,215)       1,179,663

Net proceeds from issuance of
  common stock and warrants                 312,500         313      1,779,523                       1,779,836

Net proceeds from issuance of
  common stock and warrants                 988,560         988     12,145,193                      12,146,181

Issuance of warrants in exchange
  for services                                                          55,000                          55,000

Issuance of options in exchange
  for services                                                         199,311                         199,311

Issuance of warrants in connection
  with financing                                                     1,576,309                       1,576,309

Net loss for the year ended
  December 31, 2000                                                                (9,397,620)      (9,397,620)
                                       ------------    --------    -----------   ------------    -------------

Balance at December 31, 2000             12,671,060      12,671     18,705,844    (11,179,835)       7,538,680


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                  (UNAUDITED)


                                                                               Deficit
                                                                             accumulated
                                           Common stock       Additional       during           Total
                                       --------------------     paid-in      development    stockholders'
                                         Shares     Amount      capital         stage           equity
                                       ----------   -------   -----------   -------------   --------------
Issuance of stock in exchange
  for debt                                383,732       384       128,999                         129,383

Issuance of options in exchange
  for services                                                      7,841                           7,841

Issuance of stock in exchange
  for debt                                515,143       515        86,468                          86,983

Net proceeds from issuance of
  common stock and warrants               702,350       702       839,318                         840,020

Issuance of options in exchange
  for services                                                      7,841                           7,841

Net loss for the six months ended
  June 30, 2001                                                               (4,023,377)      (4,023,377)
                                       ----------   -------   -----------   ------------      -----------

Balance at June 30, 2001               14,272,285   $14,272   $19,776,311   $(15,203,212)     $ 4,587,371
                                       ==========   =======   ===========   ============      ===========



See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                                                                  From inception on
                                                         Six months ended    Six months ended    January 1, 1999 to
                                                           June 30, 2001       June 30, 2000        June 30, 2001
                                                         -----------------   -----------------   -------------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                    $(4,023,377)        $(3,227,912)         $(15,203,212)
                                                              -----------         -----------          ------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                               705,849             395,394             1,862,094
      Amortization of discount on note payable                     67,313                  -                130,896
      Options issued in exchange for services                      15,682                  -                214,993
      Warrants issued in exchange for services                         -                   -                 55,000

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                                323,156                  -                 73,156
      Advertising revenue receivable                                   -                   -                (75,000)
      Inventory                                                     6,330             (95,612)             (109,545)
      Prepaid advertising                                         100,000            (231,389)              (83,331)
      Prepaid mailing lists                                            -                   -               (750,000)
      Prepaid expenses                                           (148,883)           (506,589)             (402,139)
      Deposits                                                       (315)            (20,970)              (48,302)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      (152,286)            252,552               646,388
      Deferred revenue                                            (37,500)                 -                268,750
                                                              -----------         -----------          ------------
          Total adjustments                                       879,346            (206,614)            1,782,960
                                                              -----------         -----------          ------------
          Net cash used for operating activities               (3,144,031)         (3,434,526)          (13,420,252)
                                                              -----------         -----------          ------------

Cash flows used for investing activities:
  Purchase of property and equipment                              (50,362)           (714,236)           (1,373,823)
  Software licensing                                                   -             (202,913)           (1,139,309)
  Software development costs                                     (255,878)           (408,449)           (1,553,824)
  Trademarks                                                       (5,603)           (145,714)             (213,589)
  Patents                                                              -               (7,248)              (55,350)
  Loan fees                                                            -                   -               (200,000)
  Increase in escrow account                                           -                   -               (200,000)
                                                              -----------         -----------          ------------
          Net cash used for investing activities                 (311,843)         (1,478,560)           (4,735,895)
                                                              -----------         -----------          ------------
Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                     840,020          13,964,956            17,737,915
  Proceeds from convertible note payable                               -                   -              2,000,000
  Retirement of common stock, net                                      -                   -                (10,000)
  Proceeds from loans payable                                          -                   -                200,000
                                                              -----------         -----------          ------------
          Net cash provided by financing activities               840,020          13,964,956            19,927,915
                                                              -----------         -----------          ------------

                                  (Continued)


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                                                              From inception on
                                                       Six months ended    Six months ended   January 1, 1999 to
                                                         June 30, 2001      June 30, 2000       June 30, 2001
                                                       -----------------   ----------------   ------------------
Net increase (decrease) in cash                              (2,615,854)          9,051,870            1,771,768
Cash and cash equivalents, beginning of year                  4,387,622             904,485                   -
                                                            -----------          ----------           ----------
Cash and cash equivalents, end of year                      $ 1,771,768          $9,956,355           $1,771,768
                                                            ===========          ==========           ==========

Supplemental disclosure of cash flow information:
  Interest paid                                             $     1,266          $       46           $   19,043
                                                            ===========          ==========           ==========
  Income taxes paid                                         $        -           $    1,600           $    3,423
                                                            ===========          ==========           ==========
Supplemental disclosure of non-cash financing
 activities:
   Warrants issued in exchange for services                 $        -           $       -            $   55,000
                                                            ===========          ==========           ==========
   Options issued in exchange for services                  $    15,682          $       -            $  214,993
                                                            ===========          ==========           ==========
   Common stock issued in exchange for debt                 $   216,366          $       -            $  216,366
                                                            ===========          ==========           ==========
   Warrants issued in connection with financing             $   302,000          $       -            $1,878,309
                                                            ===========          ==========           ==========


See accompanying notes to financial statements.

                         ONE VOICE TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                        SIX MONTHS ENDED JUNE 30, 2001


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

                        SIX MONTHS ENDED JUNE 30, 2001

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

     In May 2001, $40,000 of the outstanding note payable was converted to 61,471 shares of the Company's common stock at an average rate of $0.65 per share.

     In May 2001, $135,000 of the outstanding note payable was converted to 215,639 shares of the Company's common stock at an average rate of $0.63 per share.

     In May 2001, $100,000 of the outstanding note payable was converted to 158,541 shares of the Company's common stock at an average rate of $0.63 per share.

     In June 2001, $50,000 of the outstanding note payable was converted to 79,492 shares of the Company's common stock at an average rate of $0.63 per share.


(4)  Common Stock:

     In June 2001, the Company raised proceeds of approximately $840,000, which is net of offering costs of approximately $73,000, from the issuance of 702,350 shares through a private placement offering of its restricted stock. The offering price was $1.30 per share. The Company also issued 702,350 warrants (valued using the Black-Scholes method at the date of grant) to the investors, which have an exercise price of $0.86 per share and expire on June 30, 2002.

Item 2. Management's Plan of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "anticipate," "estimate," and believe. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in such statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, our Annual Report on Form 10-KSB and other reports and documents that we file with the Securities and Exchange Commission.

As planned, we have launched and begun testing our MobileVoice Messaging system with several wireless carriers in August 2001. The goal of this testing process is for carriers to provide feedback on product usability and performance over the course of the next few months with a subsequent goal for a market trial targeted to begin in the fourth quarter of 2001 and eventually a nationwide rollout in the first quarter of 2002. We have recently bolstered our management team with the addition of Mr. James Edson who joins us to head business development worldwide for One Voice. Mr. Edson brings knowledge and experience in the wireless telecom sector with such companies as Qualcomm, Ericsson and Motorola.

During the second quarter of 2001, we raised an additional $912,943 through a private placement equity offering of restricted stock in June 2001. The offering price was $1.30 per share. We also issued 702,350 warrants to these investors after the initial placement was secured. These warrants were issued at a one to one ratio with the stock with an exercise price of $0.86 per share and expire on June 30, 2002. During this same quarter we continued the development and internal testing of the initial MobileVoice Messaging product, which is based on our IVP Intelligent Voice Platform. This IVP Platform has been developed over the course of several years, and there are several patents pending on this technology. Our MobileVoice Messaging product utilizing the IVP Platform was further developed and taken on the road for demonstrations to industry analysts and potential customers in the United States and European communities. We received valuable feedback and moved forward in the process of integrating suggested product features.

We continue to talk to PC manufacturers and makers of other computing platforms for distribution of the IVAN Desktop product, but our main emphasis and focus is on the development of our MobileVoice Messaging solution and its integration into the wireless telecommunications sector and their packaged offerings. Assuming we are able to raise additional funds, we plan to spend additional resources to continue to develop and deploy our MobileVoice Solutions for the wireless (cellular telephone) and PDA (Personal Digital Assistant) markets. Due to the current financial uncertainty, management has not determined a budget or timeline for new product research, development, and deployment at this time.

In the telecom sector, we plan to license our technology to wireless carriers to provide voice-activated services for their subscribers allowing for increased revenue streams to the carrier. We have considered numerous strategic initiatives in order to achieve our objectives with this goal. We are trying to move our technology and experience into the telecommunication markets. Our initial product, MobileVoice Messaging, allows users to compose and send voice-to-text messages (SMS, email and page) and read and reply to e-mails and messages received on the system. The system allows a user to compose an e-mail and broadcast it to an individual or an entire work group.

The telematics sector encompasses voice-activated devices, which could be installed in a motor vehicle to access information on the Internet. Voice capabilities of these in-car devices are vital since they allow users to remain focused on driving, therefore supporting new safety initiatives. We plan to pursue this sector following the launch and acceptance of our MobileVoice Messaging system.

We maintain a cash balance that we believe will sustain operations into the fourth quarter of 2001. We continue to explore all possibilities in securing financing sufficient to complete the launch of our MobileVoice Messaging product. The losses through the quarter ended June 30, 2001 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

The following table sets forth selected information from the statements of operations for the three months ended June 30, 2001 and 2000.

                 SELECTED STATEMENT OF OPERATIONS INFORMATION

                                          Three Months ended June 30,
                                        2001                       2000
                                --------------------       --------------------
Net Revenues                        $    61,162                $       --
Operating expenses                    1,832,494                  2,135,024
Net loss                             (1,774,661)                (2,135,024)

REVIEW OF THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000.

Net revenue totaled $61,162 for the quarter ended June 30, 2001, primarily from barter transactions. No revenue was earned for the quarter ended June 30, 2000. The recognition of revenues resulted primarily from product licensing in exchange for advertising and sales of our initial Ivan desktop software product.

Operating expenses decreased to $1,832,494 for the quarter ended June 30, 2001 from $2,135,024 for the same quarter in 2000. Salary and wage expense was $504,765 for the second quarter of 2001 compared to $478,669 for the second quarter in 2000. The increase reflects our new direction into the telecom, telematics and TV/Internet appliance initiatives with a restructured work force. Salary expense, although higher in the quarter ended June 30, 2001 from the same quarter 2000, is significantly reduced from the quarter ended December 31, 2000. Advertising and promotion expense totaled $111,666 for the three months ended June 30, 2001 from $206,119 for the same quarter in 2000. The decrease in advertising and promotion expense results from the limited marketing activities related to the new products which are in development stage for the telecom, telematics and TV/Internet appliance markets. Legal and consulting expenses decreased to $157,987 for the three months ended June 30, 2001 from $361,903 for the same quarter in 2000. Depreciation and amortization expenses increased to $352,991 for the quarter ended June 30, 2001 from $238,824 for the same period in the prior year.

The Company had a net loss of $1,774,661 for the three months ended June 30, 2001 compared to $2,135,024 for the same quarter in 2000.

At June 30, 2001 the Company had working capital of $2,203,489 as compared with $4,910,160 at December 31, 2000.

Notes payable had a face value of $2,000,000 at December 31, 2000. Notes payable had a face value of $1,175,000 at June 30, 2001 as a result of a partial conversion to stock of the notes described below.

In March 2001, $500,000 of the outstanding convertible note payable was converted to 383,732 shares of the Company's common stock at an average rate of $1.30 per share.

In May 2001, $40,000 of the outstanding note payable was converted to 61,471 shares of the Company's common stock at an average rate of $0.65 per share.

In May 2001, $135,000 of the outstanding note payable was converted to 215,639 shares of the Company's common stock at an average rate of $0.63 per share.

In May 2001, $100,000 of the outstanding note payable was converted to 158,541 shares of the Company's common stock at an average rate of $0.63 per share.

In June 2001, $50,000 of the outstanding note payable was converted to 79,492 shares of the Company's common stock at an average rate of $0.63 per share.

                                    PART II
                               OTHER INFORMATION

Item 1.     Not applicable.


Items 2-5.  Not applicable.


Item 6.     Exhibits and Reports on 8-K:

            (a)  None.

            (b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2001.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date:  August 14, 2001       By:  /s/ Dean Weber
                                  --------------------------------------------
                                    DEAN WEBER, Chairman & Chief Executive
                                                   Officer



Date:  August 14, 2001       By:  /s/ Rahoul Sharan
                                  --------------------------------------------
                                    RAHOUL SHARAN, Chief Financial Officer