Form 10QSB
period 2001-09-30
ONE VOICE TECHNOLOGIES INC
filed 2001-11-14
CIK 1096088

       As Filed with the Securities and Exchange Commission on November 14, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                          COMMISSION FILE NO. 000-27589

                             -----------------------

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

                                  Yes X  No
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 13, 2001, the registrant had 15,207,386 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes    No X
                                                              ---   ---

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 2001

                                   (UNAUDITED)



                                     ASSETS

Current assets:

  Cash and cash equivalents                                                 $     1,534,376
  Licensing revenue receivable                                                          721
  Inventory                                                                         109,451
  Prepaid advertising                                                                33,331
  Prepaid expenses                                                                  200,432
                                                                            ---------------

          Total current assets                                                                  $    1,878,311

Property and equipment, net of
  accumulated depreciation and amortization                                                            843,953

Other assets:

  Software licensing, net of accumulated amortization                                11,525
  Software development costs, net of accumulated amortization                     1,196,521
  Deposits                                                                           48,302
  Trademarks, net of accumulated amortization                                       150,557
  Patents                                                                            57,140
                                                                            ---------------

          Total other assets                                                                         1,464,045
                                                                                                --------------

                                                                                                $    4,186,309
                                                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  accounts payable and accrued expenses                                                         $      467,376


8% convertible note payable, due September 7, 2003                                  600,000
Less unamortized discount                                                          (296,050)
                                                                            ---------------
                                                                                                       303,950

8% convertible note payable, due September 28, 2003                                 500,000
Less unamortized discount                                                          (265,350)
                                                                            ---------------
                                                                                                       234,650

5% convertible note payable, due October 3, 2003                                  1,000,000
Less unamortized discount                                                          (744,533)
                                                                            ---------------
                                                                                                       255,467

Stockholders' equity:

  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                          -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 14,659,651 shares issued and outstanding                             14,659
  Additional paid-in capital                                                     20,457,564
  Deficit accumulated during development stage                                  (17,547,357)
                                                                            ---------------

          Total stockholders' equity                                                                 2,924,866
                                                                                                --------------

                                                                                                $    4,186,309
                                                                                                ==============

See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Nine months ended               Three months ended             From inception on
                                                     September 30,                    September 30,              January 1, 1999 to
                                              2001                 2000            2001              2000        September 30, 2001
                                              ----                 ----            ----              ----        ------------------

Net revenues                            $        185,678    $              -   $        60,818  $             -   $         262,294

Cost of revenues                                  25,950                   -             1,970                -             139,130
                                        ----------------    ----------------   ---------------  ---------------    ----------------

Gross profit                                     159,728                   -            58,848                -             123,164

General and administrative expenses            6,527,250           5,450,363         2,402,994        2,222,451          17,670,521
                                        ----------------    ----------------   ---------------  ---------------    ----------------

Net loss                                $     (6,367,522)   $     (5,450,363)  $    (2,344,146) $    (2,222,451)   $    (17,547,357)
                                        ================    ================   ===============  ===============    ================

Net loss per share, basic and diluted   $          (0.46)   $          (0.44)  $         (0.16) $        (0.18)
                                        ================    ================   ===============  ==============

Weighted average shares outstanding,
    basic and diluted                         13,723,297          12,338,181        14,582,506       12,671,060
                                        ================    ================   ===============  ===============


See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                               Deficit
                                                                                             accumulated
                                                Common stock                Additional          during           Total
                                                ------------                 paid-in         development     stockholders'
                                             Shares         Amount           capital            stage           equity
                                             ------         ------           -------            -----           ------
Balance at January 1, 1999                 12,720,000  $       12,720   $                 $                $       12,720

Net proceeds from issuance of
  common stock in connection
  with merger                               7,000,000           7,000           106,236                           113,236

Net proceeds from issuance of
  common stock                              1,500,000           1,500         2,544,422                         2,545,922

Net issuance of common stock in
  exchange for services                       150,000             150           299,850                           300,000

Redemption of common stock                (10,000,000)        (10,000)                                            (10,000)

Net loss for the year ended
  December 31, 1999                                                                            (1,782,215)     (1,782,215)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 1999               11,370,000          11,370         2,950,508        (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                   312,500             313         1,779,523                         1,779,836

Net proceeds from issuance of
  common stock and warrants                   988,560             988        12,145,193                        12,146,181

Issuance of warrants in exchange
  for services                                                                   55,000                            55,000

Issuance of options in exchange
  for services                                                                  199,311                           199,311

Issuance of warrants in connection
  with financing                                                              1,576,309                         1,576,309

Net loss for the year ended
  December 31, 2000                                                                            (9,397,620)     (9,397,620)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 2000               12,671,060          12,671        18,705,844       (11,179,835)      7,538,680


See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                   (UNAUDITED)

                                                                                               Deficit
                                                                                             accumulated
                                                Common stock                Additional          during           Total
                                                ------------                 paid-in         development     stockholders'
                                             Shares         Amount           capital            stage           equity
                                             ------         ------           -------            -----           ------
Issuance of stock in exchange
  for debt                                    383,732             384           128,999                           129,383

Issuance of options in exchange
  for services                                                                    7,841                             7,841

Issuance of stock in exchange
  for debt                                    515,143             515            86,468                            86,983

Net proceeds from issuance of
  common stock and warrants                   702,350             702           839,318                           840,020

Issuance of options in exchange
  for services                                                                    7,841                             7,841

Issuance of stock from conversion
  of debt to equity                           277,366             277           174,723                           175,000

Issuance of warrants in connection
  with financing                                                                 92,400                            92,400

Beneficial conversion feature of
  debt to equity related to financing                                           325,000                           325,000

Issuance of common shares for
  legal settlement                            110,000             110            81,290                            81,400

Issuance of options in exchange
  for services                                                                    7,840                             7,840

Net loss for the nine months ended
  September 30, 2001                                                                           (6,367,522)     (6,367,522)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at September 30, 2001              14,659,651  $       14,659   $    20,457,564   $   (17,547,357) $    2,924,866
                                       ==============  ==============   ===============   ===============  ==============


See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                       From inception on
                                                          Nine months ended      Nine months ended     January 1, 1999 to
                                                         September 30, 2001     September 30, 2000     September 30, 2001
                                                         ------------------     ------------------     ------------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                 $   (6,367,522)        $     (5,450,363)      $   (17,547,357)
                                                           --------------         ----------------       ---------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                               958,896                  686,570             2,115,141
      Amortization of discount on note payable                    342,892                        -               406,475
      Options/shares issued in exchange for services              104,922                  160,883               304,233
      Warrants issued in exchange for services                          -                        -                55,000
      Impairment loss related to customer lists                   500,000                        -               500,000

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                                324,280                        -                74,280
      Advertising revenue receivable                                    -                        -               (75,000)
      Inventory                                                     6,424                  (98,038)             (109,451)
      Prepaid advertising                                         150,000                 (190,556)              (33,331)
      Prepaid mailing lists                                             -                        -              (750,000)
      Prepaid expenses                                             52,824                 (644,651)             (200,432)
      Deposits                                                       (315)                 (21,085)              (48,302)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      (331,298)                  90,531               467,376
      Deferred revenue                                            (56,250)                       -               250,000
                                                           --------------         ----------------       ---------------

          Total adjustments                                     2,052,375                  (16,346)            2,955,989
                                                           --------------         ----------------       ---------------

          Net cash used for operating activities               (4,315,147)              (5,466,709)          (14,591,368)
                                                           --------------         ----------------       ---------------

Cash flows used for investing activities:
  Purchase of property and equipment                              (63,694)              (1,086,755)           (1,387,155)
  Software licensing                                                    -                 (667,231)           (1,139,309)
  Software development costs                                     (262,278)                (727,646)           (1,560,224)
  Trademarks                                                       (6,357)                (158,325)             (214,343)
  Patents                                                          (1,790)                  (8,177)              (57,140)
  Loan fees                                                             -                        -              (200,000)
  Increase in escrow account                                      200,000                        -                     -
                                                           --------------         ----------------       ---------------

          Net cash used for investing activities                 (134,119)              (2,648,134)           (4,558,171)
                                                           --------------         ----------------       ---------------

Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                     840,020               13,964,956            17,737,915
  Proceeds from convertible note payable                          956,000                        -             2,956,000
  Retirement of common stock, net                                       -                        -               (10,000)
  Proceeds from (payments on) loans payable
    including officer-stockholders                               (200,000)                 (14,500)                    -
                                                           --------------         ----------------       ---------------

          Net cash provided by financing activities             1,596,020               13,950,456            20,683,915
                                                           --------------         ----------------       ---------------

                                   (Continued)

See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                                       From inception on
                                                          Nine months ended      Nine months ended     January 1, 1999 to
                                                         September 30, 2001     September 30, 2000     September 30, 2001
                                                         ------------------     ------------------     ------------------

Net increase (decrease) in cash                                (2,853,246)               5,835,613             1,534,376
Cash and cash equivalents, beginning of year                    4,387,622                  904,485                     -
                                                           --------------         ----------------       ---------------

Cash and cash equivalents, end of year                     $    1,534,376         $      6,740,098       $     1,534,376
                                                           ==============         ================       ===============

Supplemental disclosure of cash flow information:
  Interest paid                                            $        1,266         $             66       $        20,343
                                                           ==============         ================       ===============
  Income taxes paid                                        $            -         $          1,600       $         4,223
                                                           ==============         ================       ===============

Supplemental disclosure of non-cash financing activities:

   Warrants issued in exchange for services                $            -         $              -       $        55,000
                                                           ==============         ================       ===============
   Options issued in exchange for services                 $       23,522         $              -       $       222,833
                                                           ==============         ================       ===============
   Common stock issued in exchange for debt                $      391,365         $              -       $       391,365
                                                           ==============         ================       ===============
   Warrants issued in connection with financing            $      394,400         $              -       $     1,970,709
                                                           ==============         ================       ===============
   Beneficial conversion feature of debt to equity         $      325,000         $              -       $       325,000
                                                           ==============         ================       ===============
   Common shares issued for settlement                     $       81,400         $              -       $        81,400
                                                           ==============         ================       ===============



See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

(2)      Summary of Significant Accounting Policies, Continued:

         Revenue Recognition:

               The Company recognizes revenues when earned in the period in which the service is provided. Service fees are deferred and recognized over the life of the service agreement. Initial distribution fees are recognized when the software is delivered.

(3)      Convertible Notes Payable:

         5% Convertible Note Payable
         ---------------------------

         For the three quarterly periods ended September 30, 2001, listed below are the principal balances that were converted from debt to equity. The original debt securities were issued in 2000.

         Month of Conversion        Principal Converted      Shares Converted To       Avg. rate per share
         -------------------        -------------------      -------------------       -------------------

              March 2001                       $500,000            383,732                   $ 1.30
               May 2001                          40,000             61,471                     0.65
               May 2001                         135,000            215,639                     0.63
               May 2001                         100,000            158,541                     0.63
              June 2001                          50,000             79,492                     0.63
              July 2001                         175,000            277,366                     0.63

         8% Convertible Note Payable
         ---------------------------

         On September 7, 2001, the Company entered into a subscription agreement with Laurus Master Fund, Ltd., a Cayman Island corporation for the sale of (i) a $600,000 convertible note and (ii) warrants to purchase 100,000 shares of the Company's common stock. The Company recorded net proceeds of $511,750.

         The note bears interest at 8% and is convertible into common stock at the lesser of:

               a)   $0.51; or
               b) 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately prior to the conversion date.

         The unconverted portion of the note is due September 7, 2003.

         The warrants have an exercise price of:

               a)   $0.82; or
               b) 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

(3)      Convertible Notes Payable, Continued:

         Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.578 per share or total consideration of $57,800. This amount has been recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $175,000 has been recorded as a debt discount and is being amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27.

         8% Convertible Note Payable
         ---------------------------

         On September 28, 2001, the Company entered into a subscription agreement with Stonestreet Limited Partnership, an Ontario limited partnership, for the sale of (i) a $500,000 convertible note and (ii) warrants to purchase 83,333 shares of the Company's common stock. The Company recorded net proceeds of $444,250.

         The note bears interest at 8% and is convertible into common stock at the lesser of:
               a)   $0.34; or
               b) 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately prior to the conversion date.

         The unconverted portion of the note is due September 28, 2003.

         The warrants have an exercise price of:
               c)   $0.515; or
               d) 120% of the three lowest closing prices of the common stock for the ten trading days prior to the exercise of the warrant.

         Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.415 per share or total consideration of $34,600. This amount has been recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $150,000 has been recorded as a debt discount and is being amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27.

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

Item 2.   Management's Plan of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "anticipate," "estimate," and "believe." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in such statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, our Annual Report on Form 10-KSB and other reports and documents that we file with the Securities and Exchange Commission.

Overview
--------
We are an early growth stage company and plan to be a leading provider of voice recognition applications for messaging, access to content and mobile commerce on wireless devices.

We are a developer of fourth generation voice solutions for the telecom, telematics, television, Internet appliance, and personal computer markets. Our Intelligent Voice(TM) solutions employ patent-pending technology that allows people to use their voice to compose, send and receive messages, purchase products, access information, and control devices.

Our development efforts are focused on MobileVoice Messaging in the wireless market. This sector has both business and consumer market applications. The MobileVoice Messaging solution gives wireless phone users the ability to address, compose and send e-mail, phone to phone and paging messages using only their voice.

Our initial product is the first in our line of intelligent voice interactive solutions. Our software is based on artificial intelligence that allows people to talk with their computers and wireless devices through everyday common speech. We believe that our artificial intelligence technology is so advanced that it understands not only simple phrases, but advanced linguistic concepts such as topic, subject and synonym relationships. By asking the user relevant questions, our system can help clarify and learn from the user's requests.

Our software will be licensed to other businesses such as local, long distance and wireless carriers, e-mail and Internet service providers and large corporations wanting to provide their customers with access to e-mail, SMS, and Instant Messaging from mobile devices. It will also be licensed to corporations wanting to provide mobile access to enterprise information. Our solutions are highly customizable for a variety of different applications, depending on customer needs. These solutions are very unique in the market and have an opportunity to provide important new ways for people to communicate and do business anytime, anywhere.

Management's Discussion and Analysis
------------------------------------
As planned, we launched and began testing our MobileVoice Messaging system with several major wireless carriers in August 2001. This testing process allows for carriers to provide feedback on product usability and performance. We are continuing to work closely with these carriers to develop features and product characteristics that meet the market needs. This product refinement process will continue over the course of the next few months with a goal for a market trial and a subsequent nationwide rollout in 2002.

In the last quarter, our company's Mobile Voice Platform has been selected to be featured in Ericsson's CDMA Solutions Center. This new facility has attracted top wireless carriers from around the world to experience the latest in wireless technology. Our company's voice-enabled mobile applications will continue to be showcased in demonstrations at this new state of the art facility.

In the telecom sector, we plan to license our technology to wireless carriers to provide voice-activated services for their subscribers allowing for increased revenue streams. Although we intend to sell our services primarily through wireless carriers, we believe there are also significant opportunities to offer these services to corporations directly. We continue to consider strategic initiatives in order to achieve our objectives with this goal.

In September 2001, we began working closely with a Unified Messaging/Presence Management company to develop a wireless voice interface to their Unified Messaging system. Once completed, this will allow for wide access to the user's contact list for composing Instant Messages through a wireless phone. Our goal is to work jointly with this company and to offer this solution to their current wireless carrier customers.

In October 2001, we entered into a marketing agreement with a third party for representation of the IVAN Desktop product for the purpose of sourcing various retail opportunities including QVC, The Home Shopping Network and

Q-Direct. Our goal is to work closely with this third party to create wide exposure to consumers through these various sales channels.

The telematics sector encompasses voice-activated devices, which could be installed in a motor vehicle to access information on the Internet. Voice capabilities of these in-car devices are vital since they allow users to remain focused on driving, therefore supporting new safety initiatives. We plan to pursue this sector following the launch and acceptance of our MobileVoice Messaging system.

In September 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $600,000 8% convertible debenture and 100,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($60,000). Proceeds amounted to $511,750, which is net of debt issue costs of $88,250.

In September 2001, we entered into a securities purchase agreement with the Stonestreet Limited Partnership for the issuance of a $500,000 8% convertible note and 83,333 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($50,000). Proceeds amounted to $444,250, which is net of debt issue costs of $55,750.

We maintain a cash balance that we believe will sustain operations into 2002. We continue to explore all possibilities in securing financing sufficient to cover operating expenses until such time the company reaches profitability. The losses through the quarter ended September 30, 2001 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

Facilities
----------

Our principal executive office address is 6333 Greenwich Drive, Suite 240, San Diego, California 92122. We lease our facilities under leases that expire at various times through November 2005. Our rent expense was $183,231 for the year ended December 31, 2000. We also sublease certain space to third parties.

The following table sets forth selected information from the statements of operations for the three months ended September 30, 2001 and 2000.

                  Selected Statement of Operations Information

                                                      Three Months ended September 30,
                                                        2001                      2000
                                              -----------------------    ----------------------
         Net Revenues                           $       60,818            $            --
         Operating expenses                          2,402,994                  2,222,451
         Net loss                                    2,344,146                  2,222,451

Discussion of the three months ended September 30, 2001 compared with the three
-------------------------------------------------------------------------------
months ended September 30, 2000.
-------------------------------

Net revenues totaled $60,818 for the quarter ended September 30, 2001, primarily from barter transactions. No revenue was earned for the quarter ended September 30, 2000. The recognition of revenues resulted primarily from product licensing in exchange for advertising and sales of our initial Ivan desktop software product.

Operating expenses increased to $2,402,994 for the quarter ended September 30, 2001 from $2,222,451 for the same quarter in 2000. The increase in operating expenses was a direct result of inclusion of non-cash expenses totaling $1,117,866 which covered entries for: depreciation and amortization; amortization of discount on Note Payable; options/shares issued for services; and impairment loss related to customer lists. Salary and wage expense was $437,284 for the third quarter of 2001 compared to $582,758 for the third quarter in 2000. The decrease reflects our new direction into the telecom, telematics and TV/Internet appliance initiatives with a restructured work force. Advertising and promotion expense totaled $92,335 for the three months ended September 30, 2001 from $195,519 for the same quarter in 2000. The decrease in advertising and promotion expense results from the limited marketing activities related to the new products which are in development stage for the telecom, telematics and TV/Internet appliance markets. Legal and consulting expenses decreased to $258,638 for the three months ended September 30, 2001 from $279,601 for the same quarter in 2000. Depreciation and amortization expenses increased to $303,047 for the quarter ended September 30, 2001 from $291,176 for the same period in the prior year.

We had a net loss of $2,344,146 or basic and diluted net loss per share of $0.16 for the three months ended September 30, 2001 compared to $2,222,451 or basic and diluted net loss per share of $0.18 for the same quarter in 2000.

Discussion of the nine months ended September 30, 2001 compared with the nine
-----------------------------------------------------------------------------
months ended September 30, 2000.
-------------------------------

Net revenues totaled $185,678 for the nine months ended September 30, 2001, primarily from barter transactions. No revenues were earned for the nine months ended September 30, 2000. The recognition of revenues resulted primarily from product licensing in exchange for advertising and sales of our initial Ivan desktop software product.

Operating expenses increased to $6,527,250 for the nine months ended September 30, 2001 from $5,450,363 for the same period in 2000. The increase in operating expenses was a direct result of inclusion of non-cash expenses totaling $1,906,710 for the nine months ended September 30, 2001 as compared to $847,453 for the same period in 2000, which covered entries for: depreciation and amortization; amortization of discount on Note Payable; options/shares issued for services; and impairment loss related to customer lists. Salary and wage expense was $1,677,305 for the nine months ended September 30, 2001 as compared to $1,383,066 for the same period in 2000. The increase in 2001 as compared to 2000 arose primarily from the increased labor force during the first and second quarters of 2001, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $499,594 for the nine months ended September 30, 2001 as compared to $493,281 for the same period in 2000. Advertising and promotion expense resulted from the limited marketing activities related to the new products which are in development stage for the telecom, telematics and TV/Internet appliance markets. Legal and consulting expenses decreased to $574,104 for the nine months ended September 30, 2001 from $783,321 for the same period in 2000. Depreciation and amortization expenses increased to $958,896 for the nine months ended September 30, 2001 from $686,570 for the same period in the prior year, primarily due to increased capitalized costs which were non-existent in 2000.

We had a net loss of $6,367,522 or basic and diluted net loss per share of $0.46 for the nine months ended September 30, 2001 compared to $5,450,363 or basic and diluted net loss per share of $0.44 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001 we had working capital of $1,410,935 as compared with $7,176,033 at September 30, 2000.

Notes payable had a face value of $2,000,000 at December 31, 2000. Notes payable had a face value of $1,000,000 at September 30, 2001 as a result of a partial conversion to stock of the notes described below.

      Month of Conversion       Principal Converted      Shares Converted To       Avg. rate per share
      -------------------       -------------------      -------------------       -------------------
           March 2001                      $500,000            383,732                  $ 1.30
            May 2001                         40,000             61,471                    0.65
            May 2001                        135,000            215,639                    0.63
            May 2001                        100,000            158,541                    0.63
           June 2001                         50,000             79,492                    0.63
           July 2001                        175,000            277,366                    0.63

In September 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $600,000 8% convertible debenture and 100,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($60,000). Proceeds amounted to $511,750, which is net of debt issue costs of $88,250.

In September 2001, we entered into a securities purchase agreement with the Stonestreet Limited Partnership for the issuance of a $500,000 8% convertible note and 83,333 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($50,000). Proceeds amounted to $444,250, which is net of debt issue costs of $55,750.

                                     PART II
                                OTHER INFORMATION

Item 1.           Not applicable.


Items 2-5.        Not applicable.


Item 6.           Exhibits and Reports on 8-K:

                  (a)  None.

                  (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date:  November 14, 2001      By: /s/ Dean Weber
                                 -----------------------------------------------
                                  DEAN WEBER, Chairman & Chief Executive Officer

Date:  November 14, 2001      By: /s/ Rahoul Sharan
                                 -----------------------------------------------
                                  RAHOUL SHARAN, Chief Financial Officer