Form 10KSB
period 2001-12-31
ONE VOICE TECHNOLOGIES INC
filed 2002-04-01
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2001

                         Commission File Number 0-27589
                         ------------------------------

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

The issuer's revenues for the year ended December 31, 2001 were $185,934.

The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of March 28, 2002, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on March 28, 2002 was $12,187,056.

As of March 28, 2002, the issuer had 26,716,628 shares of Common Stock, $.001 par value, outstanding.

ITEM 1 DESCRIPTION OF BUSINESS

One Voice Technologies, Inc. ("One Voice" or the "Company") is the industry's founder of 4th Generation voice solutions for the Telecom, Telematics, TV/Internet and Interactive Multimedia markets. One Voice's technology allows people to use everyday speech to send and receive e-mail, instant messages and SMS (Short Message Service), control devices, access information and purchase products. The Company's solutions have the opportunity to revolutionize the way people use phones (wired and wireless), PC's, PDA's, TV's, Internet appliances and automobiles by making them more mobile, convenient, safer and easier to use. Located in San Diego, California, the Company has 13 full-time employees and is traded on the NASDAQ exchange under the symbol "ONEV." One Voice commenced operations as Conversational Systems, Inc. on January 1, 1999 as a privately held California corporation, and on July 14, 1999, merged into Dead On, Inc., a publicly traded company incorporated in Nevada in 1995. On September 9, 1999, the company officially changed its name to One Voice Technologies, Inc.

One Voice's solutions can be server-based or embedded in devices, each of which incorporates the most sophisticated 4th Generation Voice Technology in the market today. Over the past six years, One Voice's engineers have developed their Intelligent Voice Platform(TM) (IVP) based on patented speech technology. Designed from the ground up, the system has been optimized for high performance in any environment and can handle accents, background noise and data communication limitations that are common in mobile environments around the world. One Voice's suite of applications offers the only mobile, completely integrated messaging and Voice Activated Dialing solution. This suite offers users a comprehensive, voice-based messaging and dialing solution that is completely hands-free and much faster and easier to use than competitive products.

Market Opportunity
------------------

The presence of voice technology as an interface in mobile communications is of paramount importance. Voice interface technology makes portable communications products mobile, more effective and safer to use. One Voice's development efforts currently are focused on the Telecom market and more specifically on mobile communications and mobile messaging. The Messaging market, which has both business and consumer market applications including: E-mail, Instant Messages, SMS (Short Message Service), and Paging, is extremely large and is growing at an astonishing rate. Over six trillion text messages are sent globally every year, and messaging has also shown the consistent ability to generate significant revenue. One Voice solutions enable users to send, intelligently route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

One Voice's solutions address the entire phone market including analog, digital, CDMA, TDMA, GSM, iDen and wired phones, allowing telephony carriers and users to deploy solutions quickly with little additional effort. Given the growing competition in the wireless markets and the opportunities presented by the Mobile Internet, One Voice's 4th Generation Voice Technology is well positioned for commercialization.

One Voice is focused on communications solutions that are mobile, not just portable. Devices like PDAs, Laptops and Cell Phones are highly portable because they are easily transported from location to location, but they are not necessarily mobile (i.e. easy to use while one is moving). Mobile solutions are not only portable, but they are easy and safe to operate while moving. Portable solutions such as cell phones, PDAs and laptops are not easy to operate safely while operating motor vehicles, especially in crowded and intense traffic. Case in point, New York has passed legislation requiring hands-free use of cell phones and any other communication device during the operation of an automobile citing safety concerns. Currently 42 other states are considering similar legislation. Additional legislation could significantly increase the immediate demand for a completely integrated and voice activated mobile communication solution. One Voice's technology supports hands-free operation and will bring mobile phones and other devices into compliance with the newly adopted legislation.

One Voice Services
------------------

The MobileVoice Platform was designed based on patented voice technology and years of research and development. The platform is server-based, so it is easy to deploy and maintain and because it does not require a mobile device upgrade, it works with 100% of a carrier's subscriber base. Optimized for mobile environments, the system uses a modular architecture that is highly reliable, scalable and redundant and delivers unparalleled performance in terms of accuracy and functionality.

MobileVoice Activated Dialing(TM)
Designed from the ground up to meet the unique needs of wireless carriers, MobileVoice Activated Dialing is server-based and delivers higher levels of accuracy and reliability than any solution on the market today. It has higher capacity for contact lists, more functionality and requires less setup time than other solutions. It is designed to meet the challenges of mobile environments with high accuracy for native and non-native speaking individuals.

MobileVoice Email(TM)
The Telecom industry's only Voice-to-Text Email solution let's subscribers send free-form email messages while on the road. Designed for high levels of accuracy in a mobile environment, MobileVoice Email sets the standard for mobile communications.

MobileVoice SMS(TM)
Short Message Service (SMS) has gained wide popularity in Europe and is now hitting the streets in North America. MobileVoice SMS is the Telecom industry's only Voice-to-Text SMS solution that let's subscribers send free-form messages from phone-to-phone with only their voice. No need to Tap or WAP, MobileVoice SMS truly enables mobility and communications to a 100% addressable phone market. With MobileVoice SMS subscribers can send messages within network or even to subscribers on other networks. Now, voice based inter-carrier SMS is available today with MobileVoice SMS.

MobileVoice Instant Messaging(TM)
Instant Messaging has long been a popular way for friends and colleagues to communicate on their computers. MobileVoice Instant Messaging now takes Instant Messaging mobile, letting people chat and send quick messages with only their voice. Targeted at subscribers and enterprise customers, MobileVoice Instant Messaging sets the standard for voice based instant communications, anytime, anywhere.

MobileVoice Voice Mail(TM)
A popular way to leave messages, MobileVoice Voice Mail let's subscribers record and send messages in their own voice. The voice recording of your message will be sent as an Email attachment to the recipient or group of recipients for quick retrieval from any computer or any phone.

MobileVoice Email Reader(TM)
We have designed MobileVoice Email Reader to be the most powerful and versatile solution on the market. With MobileVoice Email Reader, subscribers take full control of their Email accounts from any phone. Subscribers can easily find important messages and respond to one person or many in seconds. Need to forward a message on to others? No problem! MobileVoice Email Reader offers full Reply and Forward capabilities. Need access to your home and work Email accounts? MobileVoice Email Reader delivers - giving users access to personal and corporate Email accounts from any phone.

Technology Overview
-------------------

To date, widespread applications of voice technology for use in mobile communication have been very basic, recognizing a limited number of words and using rigid menu systems delivering a constrained amount of content. One Voice's technology positions itself uniquely in the Voice Market. The Company's Intelligent Voice Platform(TM) (IVP) uses patented Artificial Intelligence and Natural Language Processing, which is highly intelligent, with the ability to identify individual users, tap into a database of user specific information, and dynamically learn and leverage a vocabulary of over 300,000 words. The technology employs a flexible architecture, allowing it to reside and operate on a device itself, in a server-based architecture or a mix of both, making it extremely adaptable to different usage models. The IVP also provides anytime/anywhere access to information, reduces training time and lowers costs for both consumers and businesses. The technology is functionally superior and extremely easy to use. Users can simply download information into the One Voice server from e-mail applications directly, and the Voice Activated Dialing (VAD) system is operational with no voice training needed.

One Voice has also developed several other technologies that enhance the offerings of the IVP. MultiSite(TM) is a proprietary context-based searching technology that finds multiple websites for any category and retrieves them simultaneously. It is particularly helpful when performing Internet searching on devices such as mobile phones. VoiceSite(TM) is a proprietary technology that makes websites voice interactive. It allows companies to voice enable their sites quickly and easily, as well as suggestively create a customized experience for visitors.

Competitive Landscape
---------------------

One Voice is the industry's first and only provider of 4th Generation voice technology. The evolution of speech technology can be broken into four generations as follows:

Generation 1 systems require minimal processing power and storage and are often used in embedded devices. These solutions can typically recognize 20-30 words or less and are usually founded embedded in electronic devices such as phones, toys, etc. Due to its limitations, this technology is typically used for limited command & control functions or applications. Companies focused in this space include Conversay and IBM among others.

Generation 2 systems expand the recognition capabilities seen in Generation 1 increasing the vocabulary to potentially hundreds of words. These systems frequently use menus to support the delivery of content as seen in Interactive Voice Response (IVR) systems for airline reservations, banking and Voice Portals. Due to the use of menus, these systems can typically deliver a maximum of 6-8 areas of content horizontally and 3-4 layers down in the menu trees before running the risk of "user overload." Companies focused in this space include Speechworks International, Nuance Communications, i3 Mobile, Preferred Voice, HeyAnita, Bevocal and TellMe among others.

Generation 3 systems expand the recognition capabilities significantly to hundreds of thousands of words. The systems can support continuous, free-form transcription of voice into text. These systems are typically used for desktop dictation applications running on PC's in the sectors of word processing, medical and legal transcription. Companies focused in this space include IBM, ScanSoft and Philips.

Generation 4 systems take the capabilities of all the previous generations and adds powerful expert systems and Artificial Intelligence capabilities to allow the solutions to not only recognize words, but also understand their meaning. This opens the doors to higher degrees of personalization, more robust system interaction and more advanced applications such as Voice-to-Text Messaging on a phone and full Internet searching. One Voice is currently the only company in the voice technology sector that offers 4th Generation voice technology.

Major Market Advantages
-----------------------

Wireless Carriers looking to drive incremental revenue could utilize One Voice's technology to expand mobile messaging offerings. One Voice services apply to 100% of the addressable market, where extensive research clearly indicates strong demand. One Voice can add significant fundamental value by creating revenue opportunities through: 1) mobile use minutes, 2) recurring fees for subscription services, 3) m-commerce transactions and 4) license fees for voice-enabling content. One Voice's solutions can also play a key role in helping wireless carriers differentiate their brand and service offerings, attracting new users and reducing churn. Additionally, the interoperability of One Voice's technology gives it the ability to link multiple wireless carrier networks, creating greater flexibility and driving consumer demand.

Instant and Unified Messaging: Operators of Instant Messaging and Unified Messaging systems could significantly expand market share and drive revenues through integration of the Company's technology with its messaging capabilities. With One Voice, a mobile phone can be used to send instant messages, similar to a PC or PDA. This ability provides a differentiation for the service and thus drives additional revenue from other channels, such as Internet and e-mail services.

Infrastructure Providers: Many of the leading mobile device hardware manufacturers also provide infrastructure services to wireless carriers. One Voice's technology provides a point of differentiation which could be bundled with infrastructure. Wireless carriers could then offer the technology to their subscribers, driving mobile phone minutes and increasing revenues.

Voice Technology through Platform Independence: A key advantage of the One Voice technology is that it is platform independent. The technology is adaptable and highly intelligent allowing it to operate on a device itself, in a server environment or a combination of the two. This creates expansive market opportunities including usage in mobile phones, PC's, wired and wireless handheld devices and other consumer electronics products.

Employees
---------

At December 31, 2001, we employed 13 full-time employees and 4 consultant/part-time employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

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

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures until May 2002. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice recognition Internet search software.

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

Patent Protection
-----------------

We own exclusive rights to four pending United States and international patents on our software. As of the date of filing, three patents are still pending and we have received notice of allowance on one. These patents define the primary features and unique procedures that comprise our products and solutions.

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

Future Capital Requirements
---------------------------

We will require and are in the process of negotiating additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time and will largely depend upon a number of factors, including the market demand for our products and our management of our cash, accounts payable, inventory and other working capital items. There can be no assurance that those funds will be available or on terms satisfactory to us. Any inability to obtain needed funding on satisfactory terms may require us to reduce planned capital expenditures, to scale back our product offerings or other operations or to enter into financing agreements on terms which we would not otherwise accept, and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2 DESCRIPTION OF PROPERTY

FACILITIES
----------

     The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2001:

          Year ending December 31,
            2002                                            $    294,849
            2003                                                 304,615
            2004                                                 313,291
            2005                                                 266,053
                                                            ------------

                                                               1,178,808
          Less sublease income                                   370,333
                                                            ------------

                                                            $    808,475
                                                            ============

     Rent expense, net amounted to $233,974 and $183,231 for the years ended December 31, 2001 and 2000, respectively.

ITEM 3 LEGAL PROCEEDINGS

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

During 2000, the financial consulting firm of Dominick & Dominick LLC, filed a complaint against us, alleging that we entered into an exclusive financing agreement in which they agreed to assist us in the placement of common stock financing. The complaint also alleged that we subsequently consummated a financing with a third party, which the plaintiff alleged created a duty for us to compensate them to the extent provided in the financing agreement.

On August 3, 2001, we entered into a settlement agreement with Dominick & Dominick LLC, to be effective September 1, 2001, pursuant to which we issued 110,000 shares of common stock and 300,000 common stock purchase warrants. We relied on Section 4(2) of the Act as a basis of exemption from registration. The Settlement Agreement was entered into in order to settle a dispute regarding a financial consulting agreement which we had entered into with Dominick & Dominick LLC as of May 30, 2000. Such shares and warrants were subsequently transferred to Dominick & Dominick Financial Corp., a Delaware corporation.

ITEM 4 SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote and ratified at the company's annual meeting held in San Diego California on Thursday, December 20, 2001.

(1) Elected a board of four directors to hold office until the 2002 Annual Meeting of Shareholders and until their successors are elected and qualified;

                             FOR              AGAINST       ABSTAIN
Dean Weber                 11,363,405             0           4,555
George H. Kaelin, III      11,363,405             0           4,555
Rahoul Sharan              11,363,405             0           4,555
Bradley J. Ammon           11,363,405             0           4,555


(2) Approved our Third Amended and Restated 1999 Stock Option Plan;

                             FOR              AGAINST       ABSTAIN
                           7,582,935           8,050         60,085

(3) Authorized the issuance of a sufficient number of shares of our common stock to allow us to meet our obligations under a Securities Purchase Agreement with Nevelle Investors LLC, dated October 3, 2000, pursuant to which we issued $2,000,000 in debentures convertible into our common stock and warrants to buy 231,884 shares of our common stock;

                             FOR              AGAINST       ABSTAIN
                           7,580,660           8,315         62,095


(4) Authorized the issuance of a sufficient number of shares of our common stock to allow us to meet our obligations under a Securities Purchase Agreement with Laurus Master Fund, Ltd., dated September 7, 2001, pursuant to which we issued $600,000 in notes convertible into our common stock and warrants to buy 100,000 shares of our common stock;

                             FOR              AGAINST       ABSTAIN
                           7,583,125           8,350         59,595

(5) Authorized the issuance of a sufficient number of shares of our common stock to allow us to meet our obligations under a Securities Purchase Agreement with Stonestreet Limited Partnership, dated September 28, 2001, pursuant to which we issued $500,000 in notes convertible into our common stock and warrants to buy 83,333 shares of our common stock;

                             FOR              AGAINST       ABSTAIN
                           7,583,650           8,325         62,095

(6) Approved an amendment to our Articles of Incorporation to increase the number of our authorized shares from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 110,000,000 (100,000,000 of common stock and 10,000,000 of preferred stock); and

                             FOR              AGAINST       ABSTAIN
                           7,564,230           24,705        62,135

(7) Ratified the selection of Stonefield Josephson, Inc. as our auditors for the fiscal year ending December 31, 2001.

                             FOR              AGAINST       ABSTAIN
                           11,291,315          6,035         70,610

                                     PART II
                                     -------

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock began trading on the NASDAQ SmallCap Market on October 24, 2000, under the symbol ONEV. Our common stock previously traded on the OTC Electronic Bulletin Board under the same symbol. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                    Low        High
                                                    ---        ----

                1999
                ----
                First Quarter                        .13       .60
                Second Quarter                       .16      5.88
                Third Quarter                       4.00     10.00
                Fourth Quarter                      4.00      8.50

                2000
                ----
                First Quarter                       8.00     27.75
                Second Quarter                      9.00     24.00
                Third Quarter                       6.56     17.25
                Fourth Quarter                      1.13      9.75

                2001
                ----
                First Quarter                      .9375    2.4844
                Second Quarter                       .34      2.75
                Third Quarter                        .45      1.20
                Fourth Quarter                       .20       .82

As of March 1, 2002, our common stock shares were held by 131 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below represent our securities sold by us during the fiscal year ended December 31, 2001 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

         Private Placements of Common Stock and Warrants for Cash

         In June 2001, we raised proceeds of approximately $840,020, which is net of offering costs of approximately $73,000, from the issuance of 702,350 shares through a private placement offering of our restricted stock. The offering price was $1.30 per share. We also issued 702,350 warrants to the investors, which have an exercise price of $0.86 per share and expire on June 30, 2002.

         Sales of Debt and Warrants for Cash

         In September 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $600,000 8% convertible debenture and 100,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($60,000). Net proceeds amounted to $511,750.

         In September 2001, we entered into a securities purchase agreement with the Stonestreet Limited Partnership for the issuance of a $500,000 8% convertible note and 83,333 common stock purchase warrants in reliance on
Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($50,000). and a common stock purchase warrant for 83,333 shares of our stock at an exercise price per share of $.515. Net proceeds amounted to $444,250.

         Option Grants

         During 2001, we granted 250,000 stock options exercisable at an average exercise price of $0.65 to a consultant for professional services provided and to be provide to us.

         Issuances of Stock for Services or in Satisfaction of Obligations

         During September 2001, we entered into an agreement with an investment banking group to settle a dispute regarding a financial consulting agreement dated May 30, 2000. Pursuant to the settlement, we issued 110,000 shares of common stock and 300,000 warrants exercisable into 300,000 shares of common stock, of which, 150,000 warrants are exercisable at $2.00 per share and 150,000 warrants are exercisable at $1.50 per share.

The above offerings and sales were deemed to be exempt under Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons and transfer was restricted by us in accordance with the requirements of the Securities Act.

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

In the telecom sector, we plan to license our technology to wireless carriers to provide voice-activated services for their subscribers allowing for increased revenue streams. Although we intend to sell our services primarily through wireless carriers, we believe there are also significant opportunities to offer these services to corporations directly or through reseller agreements. We continue to consider strategic initiatives in order to achieve our objectives with this goal.

As planned, we launched and began initial beta testing of our MobileVoice Messaging system with several major wireless carriers in August 2001. This beta testing process allows for carriers to provide feedback on product usability and performance. We are continuing to work closely with these carriers to develop features and product characteristics that meet the market needs. Beta testing will continue over the course of the next few months with a goal for a market trial beginning in 2002 followed by a nationwide rollout.

In September 2001, we began working closely with OZ Communications Inc., a Unified Messaging/Presence Management company to develop a wireless voice interface to their Unified Messaging system. Once completed, this will allow for wide access to the user's contact list for composing Instant Messages through a wireless phone. Our goal is to work jointly with this company and to offer this solution jointly to wireless carriers.

In October 2001, we entered into a marketing agreement with a third party for representation of the IVAN Desktop product for the purpose of sourcing various retail opportunities including QVC, The Home Shopping Network and Q-Direct. Our goal is to work closely with this third party to create wide exposure to consumers through these various sales channels.

In November 2001 we launched our second beta of our MobileVoice product. This "Beta II" release incorporated several enhancements to the original beta release through feedback from the carriers participating in the testing program.

In December 2001 we partnered with Lawton Technology Group, a leading China-based technology enterprise specializing in developing network systems and products for the telecommunications sector in China. The partnership is to develop and market our MobileVoice Messaging service to wireless carriers in China. With a population of over 1 billion people and over 130 million wireless users, China is the industry's largest and one of its fastest growing wireless markets. Under the terms, Lawton will work with One Voice to develop and leverage its close ties with wireless operators in China to distribute a Mandarin version of One Voice's MobileVoice service to the China market.

In December 2001 we completed development and launched our MobileVoice Activated Dialing service for wireless carriers. This service will allow subscribers to call people by name or by number - using only their voice. Completely integrated into our MobileVoice Platform, voice-activated dialing, or VAD, has the opportunity to greatly impact the way people use mobile and landline phones by making them easier to use and truly hands-free.

In the 3rd quarter of 2001, our company's MobileVoice Platform was selected and featured in Ericsson's CDMA Solutions Center in San Diego, California. This new facility has attracted top wireless carriers from around the world to experience the latest in wireless technology.

We maintain a cash balance which management believes to be sufficient to sustain operations until May 2002. Management is currently negotiating additional rounds of financing from current investors. If such financing does not come to fruition, management will take the appropriate steps to further reduce overhead and expenses to extend operations past May 2002. It has been management's position to raise additional working capital on an as-needed basis and not to exceed 6 months of working capital. We feel this philosophy is most advantageous to our shareholders as it minimizes dilution to our current shareholders. We incurred a net loss of $8,778,279 during the year ended December 31, 2001, and had an accumulated deficit of $19,958,114. Our losses through December 2001 included amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

Cash flow from sales began in the first quarter 2002.

The following table sets forth selected information from the statements of operations for the twelve months ended December 31, 2001 and 2000.

                  Selected Statement Of Operations Information
                  --------------------------------------------

                                       Year Ended              Year Ended
          ----------------------------------------------------------------------
                                      Dec. 31, 2001           Dec. 31, 2000
          ----------------------------------------------------------------------
                                    -------------------     ------------------
          ----------------------------------------------------------------------
          Net Revenues                 $   185,934             $    51,193
          ----------------------------------------------------------------------
          Operating expenses           $ 8,938,203             $ 9,338,423
          ----------------------------------------------------------------------
          Net loss                     $(8,778,279)            $(9,397,620)
          ----------------------------------------------------------------------

Discussion of twelve months ended December 31, 2001 compared with the twelve months ended December 31, 2000.

Net revenues totaled $185,934 for the twelve months ended December 31, 2001, primarily from barter transactions. Net revenues of $51,193 were earned for the twelve months ended December 31, 2000. The recognition of revenues resulted primarily from product licensing in exchange for advertising.

Operating expenses decreased to $8,938,203 for the twelve months ended December 31, 2001 from $9,338,423 for the same period in 2000. The decrease in operating expense was a direct result of a decrease in salaries and wages, managements efforts to cut costs primarily from reduced promotional activities such as tradeshows and a reduction in costly outside services including consultant activities. Salary and wage expense was $2,109,488 for the twelve months ended December 31, 2001 as compared to $2,242,508 for the same period in 2000. The decrease in 2001 as compared to 2000 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $387,844 for the twelve months ended December 31, 2001 as compared to $689,973 for the same period in 2000. Advertising and promotion expense reduction resulted from the limited marketing activities related to the new products which are in development stage for the telecom, telematics and TV/Internet appliance markets. Legal and consulting expenses decreased to $805,929 for the twelve months ended December 31, 2001 from $974,601 for the same period in 2000. Depreciation and amortization expenses increased to $1,168,084 for the twelve months ended December 31, 2001 from $1,029,990 for the same period in the prior year, primarily due to amortization of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

We had a net loss of $8,778,279 or basic and diluted net loss per share of $0.59 for the twelve months ended December 31, 2001 compared to $9,397,620 or basic and diluted net loss per share of $0.76 for the same period in 2000.

Liquidity And Capital Resources

At December 31, 2001 we had working capital of $225,679 as compared with $4,910,160 at December 31, 2000.

Net cash used for operating activities was $5,079,807 for the year ended December 31, 2001 compared to $9,020,259 for the year ended December 31, 2000. From inception on January 1, 1999 to December 31, 2001, net cash used for operating activities was $15,356,028.

Net cash used for investing activities was $168,346 for the year ended December 31, 2001 compared to $3,408,121 for the year ended December 31, 2000. From inception on January 1, 1999 to December 31, 2001, net cash used for investing activities was $4,592,398.

Net cash provided by financing activities was $1,596,020 for the year ended December 31, 2001 compared to $15,911,517 for the year ended December 31, 2000. From inception on January 1, 1999 to December 31, 2001 net cash provided by financing activities was $20,683,915.

In September 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $600,000 8% convertible debenture and 100,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($60,000). Proceeds amounted to $511,750, which is net of debt issue costs of $88,250. Laurus Master Fund, Ltd. has converted $607,041 (principal balance of $598,802) of its convertible debt security and related interest into approximately 3.4 million shares of One Voice Technologies, Inc.'s common stock.

In September 2001, we entered into a securities purchase agreement with the Stonestreet Limited Partnership for the issuance of a $500,000 8% convertible note and 83,333 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.515. The commission for the transaction was 10% ($50,000). and a common stock purchase warrant for 83,333 shares of our stock at an exercise price per share of $.515. Proceeds amounted to $444,250, which is net of debt issue costs of $55,750. Stonestreet Limited Partnership has converted all (principal balance of $500,000) of its convertible debt security and related interest into approximately 3.0 million shares of One Voice Technologies, Inc.'s common stock.

We maintain a cash balance that we believe will sustain operations into 2002. We continue to explore all possibilities in securing financing sufficient to cover operating expenses until such time the company reaches profitability. The losses through the year ended December 31, 2001 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

Notes payable had a face value of $2,000,000 at December 31, 2000. Notes payable had a face value of $550,000 at December 31, 2001 as a result of a partial conversion to stock of the notes described below.

Nevelle Investors LLC has converted all (principal balance of $2 million) of its convertible debt security and related interest into approximately 5.7 million shares of One Voice Technologies, Inc.'s common stock.

Subsequent Events

In January 2002, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. and Stonestreet Limited Partnership for the issuance of an aggregate of $1,452,500 principal amount of 4% convertible notes and an aggregate of 500,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.96. The commission for the transaction was $87,500 and a 4% convertible note in the amount of $52,500.

There are no current plans to purchase or sell any significant amount of fixed assets.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          ONE VOICE TECHNOLOGIES, INC.
                     (FORMERLY KNOWN AS CONVERSIT.COM, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                    CONTENTS

                                                               Page
                                                               ----

Independent Auditors' Report                                    1

Financial Statements:
  Balance Sheet                                                 2
  Statements of Operations                                      3
  Statement of Stockholders' Equity                            4-5
  Statements of Cash Flows                                     6-7
  Notes to Financial Statements                               8-22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
One Voice Technologies, Inc.
San Diego, California

We have audited the accompanying balance sheet of One Voice Technologies, Inc., a Nevada Corporation (a development stage enterprise) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and for the period since inception on January 1, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period since inception on January 1, 1999 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Santa Monica, California
January 25, 2002

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2001

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $       735,489
  Accounts receivable, net of allowance for bad debt                            545
  Inventory                                                                 109,451
  Prepaid expenses                                                           66,639
                                                                    ---------------

          Total current assets                                                          $      912,124

Property and equipment, net of
  accumulated depreciation and amortization                                                    760,601

Other assets:
  Software licensing, net of accumulated amortization                         9,001
  Software development costs, net of accumulated amortization             1,099,007
  Deposits                                                                   48,302
  Trademarks, net of accumulated amortization                               157,110
  Patents                                                                    59,018
                                                                    ---------------

          Total other assets                                                                 1,372,438
                                                                                        --------------

                                                                                        $    3,045,163
                                                                                        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  accounts payable and accrued expenses                                                 $      686,445

8% convertible note payable, due September 7, 2003                  $         1,198
Less unamortized discount                                                      (424)
                                                                    ---------------

                                                                                                   774

5% convertible note payable, due October 3, 2003                            550,000
Less unamortized discount                                                  (292,241)
                                                                    ---------------

                                                                                               257,759

Stockholders' equity:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                  -
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 23,080,555 shares issued and outstanding                     23,080
  Additional paid-in capital                                             22,035,219
  Deficit accumulated during development stage                          (19,958,114)
                                                                    ---------------

          Total stockholders' equity                                                         2,100,185
                                                                                        --------------

                                                                                        $    3,045,163
                                                                                        ==============


See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                                                      From inception on
                                                     Year ended                Year ended            January 1, 1999 to
                                                  December 31, 2001         December 31, 2000         December 31, 2001
                                                  -----------------         -----------------         -----------------
Net revenues                                      $       185,934           $          51,193           $       262,550

Cost of revenues                                           26,010                     110,390                   139,190
                                                  ---------------           -----------------           ---------------

Gross profit (loss)                                       159,924                     (59,197)                  123,360

General and administrative expenses                     8,938,203                   9,338,423                20,081,474
                                                  ---------------           -----------------           ---------------

Net loss                                          $    (8,778,279)          $      (9,397,620)          $   (19,958,114)
                                                  ===============           =================           ===============

Net loss per share, basic and diluted             $         (0.59)          $           (0.76)
                                                  ===============           =================

Weighted average shares outstanding,
  basic and diluted                                    14,823,542                  12,421,172
                                                  ===============           =================

See accompanying notes to financial statements.

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      Deficit
                                                                                    accumulated
                                             Common stock          Additional          during             Total
                                             ------------           paid-in         development       stockholders'
                                         Shares       Amount        capital            stage             equity
                                         ------       ------       ----------       ------------     --------------
For the period since
  inception to January 1, 1999       12,720,000     $ 12,720       $        -       $         -      $       12,720

Net proceeds from issuance of
  common stock in connection
  with merger                         7,000,000        7,000           106,236                              113,236

Net proceeds from issuance of
  common stock                        1,500,000        1,500         2,544,422                            2,545,922

Net issuance of common stock in
  exchange for services                 150,000          150           299,850                              300,000

Redemption of common stock          (10,000,000)     (10,000)                                               (10,000)

Net loss for the year ended
  December 31, 1999                                                                   (1,782,215)        (1,782,215)
                                     ----------  -----------   ---------------   ---------------     --------------

Balance at December 31, 1999         11,370,000     $ 11,370       $ 2,950,508   $    (1,782,215)    $    1,179,663

Net proceeds from issuance of
  common stock and warrants             312,500          313         1,779,523                            1,779,836

Net proceeds from issuance of
  common stock and warrants             988,560          988        12,145,193                           12,146,181

Issuance of warrants in exchange
  for services                                                          55,000                               55,000

Issuance of options in exchange
  for services                                                         199,311                              199,311

Issuance of warrants in connection
  with financing                                                     1,576,309                            1,576,309

Net loss for the year ended
  December 31, 2000                                                                   (9,397,620)        (9,397,620)
                                     ----------  -----------   ---------------   ---------------     --------------

Balance at December 31, 2000         12,671,060       12,671        18,705,844       (11,179,835)         7,538,680

See accompanying notes to financial statements.

                                ONE VOICE TECHNOLOGIES, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                       Deficit
                                                                                     accumulated
                                              Common stock        Additional            during             Total
                                              ------------          paid-in          development       stockholders'
                                         Shares       Amount        capital             stage             equity
                                         ------       ------     ------------       ------------      --------------
Conversion of debt to equity, net
  of unamortized debt discount        3,220,765        3,220         571,867                                 575,087

Issuance of options in exchange
  for services                                                        58,864                                  58,864

Issuance of stock and warrants in
  connection with settlement            110,000          110         247,940                                 248,050

Proceeds from sale of common stock
  and warrants, net of offering costs   702,350          702         839,318                                 840,020

Issuance of warrants in connection
  with debt financing                                                 92,400                                  92,400

Beneficial conversion feature
  embedded in debt securities                                        417,450                                 417,450

Conversion of debt to
  equity - Laurus Master Fund         3,402,600        3,403         595,399                                 598,802

Conversion of debt to equity -
  Stonestreet Capital                 2,973,780        2,974         506,137                                 509,111

Net loss for the year ended
  December 31, 2001                                                                   (8,778,279)         (8,778,279)
                                     ----------      -------     -----------        ------------      --------------

Balance at December 31, 2001         23,080,555      $23,080     $22,035,219        $(19,958,114)     $    2,100,185
                                     ==========      =======     ===========        ============      ==============


See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        From inception on
                                                             Year ended             Year ended         January 1, 1999 to
                                                          December 31, 2001      December 31, 2000      December 31, 2001
                                                          -----------------      -----------------      -----------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                                 $   (8,778,279)        $     (9,397,620)      $   (19,958,114)
                                                           --------------         ----------------       ---------------

 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                             1,168,084                1,029,990             2,324,330
      Loss on disposal of assets                                  500,000                        -               500,000
      Amortization of discount on notes payable                 1,191,442                   63,583             1,255,025
      Options issued in exchange for services                     140,263                  199,311               339,574
      Warrants issued for settlement                              166,650                   55,000               221,650

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                                      -                 (250,000)             (250,000)
      Advertising revenue receivable                              324,455                  (75,000)              249,455
      Inventory                                                     6,424                 (115,875)             (109,451)
      Prepaid advertising                                         183,331                 (183,331)                    -
      Prepaid mailing lists                                             -                 (750,000)             (750,000)
      Prepaid expenses                                            186,617                 (253,256)              (66,640)
      Deposits                                                       (315)                 (41,091)              (48,302)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      (112,229)                 391,780               686,445
      Deferred revenue                                            (56,250)                 306,250               250,000
                                                           --------------         ----------------       ---------------

          Total adjustments                                     3,698,472                  377,361             4,602,086
                                                           --------------         ----------------       ---------------

          Net cash used for operating activities               (5,079,807)              (9,020,259)          (15,356,028)
                                                           --------------         ----------------       ---------------

Cash flows used for investing activities:
  Purchase of property and equipment                              (75,205)              (1,169,499)           (1,398,666)
  Software licensing                                                    -                 (679,314)           (1,139,309)
  Software development costs                                     (262,278)              (1,129,928)           (1,560,224)
  Trademarks                                                      (27,195)                (207,986)             (235,181)
  Patents                                                          (3,668)                 (21,394)              (59,018)
  Loan fees                                                             -                 (200,000)             (200,000)
  Increase in escrow account                                      200,000                        -                     -
                                                           --------------         ----------------       ---------------

          Net cash used for investing activities                 (168,346)              (3,408,121)           (4,592,398)
                                                           --------------         ----------------       ---------------

                                   (Continued)

See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        From inception on
                                                             Year ended             Year ended         January 1, 1999 to
                                                          December 31, 2001      December 31, 2000      December 31, 2001
                                                          -----------------      -----------------      -----------------
Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net                     840,020               13,926,017            17,737,915
  Retirement of common stock, net                                       -                        -               (10,000)
  Proceeds from (payments on) loan payable,
    officer-stockholder                                          (200,000)                  (4,500)             (200,000)
  Proceeds from (payments on) loan payable, officer                     -                  (10,000)                    -
  Proceeds from loans payable                                           -                        -               200,000
  Proceeds from convertible note payable, net                     956,000                2,000,000             2,956,000
                                                           --------------         ----------------       ---------------

          Net cash provided by financing activities             1,596,020               15,911,517            20,683,915
                                                           --------------         ----------------       ---------------

Net increase (decrease) in cash                                (3,652,133)               3,483,137               735,489
Cash and cash equivalents, beginning of year                    4,387,622                  904,485                     -
                                                           --------------         ----------------       ---------------

Cash and cash equivalents, end of year                     $      735,489         $      4,387,622       $       735,489
                                                           ==============         ================       ===============

Supplemental disclosure of cash flow information:
  Interest paid                                            $        1,270         $            653       $        19,047
                                                           ==============         ================       ===============
  Income taxes paid                                        $          800         $          1,600       $         4,223
                                                           ==============         ================       ===============

Supplemental disclosure of non-cash financing
 activities:
   Options issued in exchange for services                 $       58,863         $        199,311       $       258,174
                                                           ==============         ================       ===============
   Warrants issued for settlement                          $      166,650         $         55,000       $       221,650
                                                           ==============         ================       ===============
   Warrants issued in connection with financing            $       92,400         $      1,576,309       $     1,668,709
                                                           ==============         ================       ===============
   Conversion of debt to equity                            $    1,683,000         $                      $     1,683,000
                                                           ==============         ================       ===============



See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

          Conversational Systems, Inc. was liquidated with and into Dead On, Inc., which then changed its legal name to One Voice Technologies, Inc., a Nevada Corporation.

     Going Concern:

          The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $8,778,279 during 2001 and had an accumulated deficit of $19,958,114. The Company had working capital of $225,679 at December 31, 2001. Cash flows used for operations amounted to $5,079,807 for the year ended December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue bearing contracts utilizing various applications of its technology including wireless technology. See Note 13, Subsequent Events. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies:

     Business Activity:

          The Company develops and markets computer software using Intelligent Voice Interactive Technology (IVIT(TM)) to website owners in the United States and other countries.

     Use  of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Development Stage Enterprise:

          The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Dead On, and its planned principal operations have not yet commenced. All losses accumulated since inception of One Voice Technologies, Inc. have been considered as part of the Company's development stage activities.

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

     Inventory:

          Inventory, consisting primarily of finished product, such as headphones, is valued at lower of cost (first-in, first-out) or market.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

     Cash, Continued:

          Concentration
          -------------

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Revenue Recognition:

          The Company recognizes revenues when earned in the period in which the service is provided. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

          Service and license fees are deferred and recognized over the life of the agreement. Revenues from the sale of products are recognized upon shipment of the product.

     Nonmonetary Transactions:

          The Company accounts for nonmonetary transactions based on the fair values of the assets or services involved in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it.

     Advertising and Promotion Costs:

          Advertising and promotion costs are expensed as incurred and approximated $388,000 and $690,000 for the years ended December 31, 2001 and 2000, respectively.

          The Company also engages in barter advertising, which they account for in accordance with EITF 99-17, determining the fair market value of the barter advertising based on the fair value of non-barter advertising. The Company books the revenue and related expenses of barter advertising up to the extent of the non-barter advertising during the same period. During the year ended December 31, 2001, the Company recognized $180,000 in revenues and expenses from barter transactions. Advertising which did not qualify for recognition under EITF 99-17, and therefore, is not reflected in these statements, totaled $87,500.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

     Property and Equipment:

          Property and equipment are valued at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

     Debt with Stock Purchase Warrants:

          The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities, and the balance of the proceeds is accounted for as additional paid-in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment.

     Debt with Beneficial Conversion Feature:

          In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and embedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements.

     Software Development Costs:

          The Company accounts for their software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight-line basis. Unamortized costs are carried at the lower of book value or net realizable value.

          Amortization expense totaled $383,115 and $78,102 for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization as of December 31, 2001 amounted to $461,217.

     Comprehensive Loss:

          Comprehensive loss consists of net loss only, and accordingly, a Statement of Comprehensive Loss is not presented.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

     Trademarks and Patents:

          The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2001 and 2000 totaled $53,226 and $24,845, respectively.
          Accumulated amortization as of December 31, 2001 amounted to $78,071.

          The Company's patent costs consist of legal fees paid in connection with patents pending. The Company will amortize patents using the straight-line method over the period of estimated benefit, generally five years. There was no amortization expense charged for the year ended December 31, 2001, as the patents are pending.

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

     Net  Income (Loss) Per Share:

          For the years ended December 31, 2001 and 2000, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend. Common stock equivalents, consisting of 2,078,625 and 916,325 stock options, 1,457,567 and 882,414 stock warrants, and convertible debentures estimated at 2.7 million shares
          (2001), using assumed conversion rate of $0.20 have not been included in the computation of diluted weighted average number of common shares outstanding, as their effect would be anti-dilutive for December 31, 2001 and 2000, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

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

     New  Accounting Pronouncements:

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement after the effective date.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

     New  Accounting Pronouncements, Continued:

          In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(3)  Property and Equipment:

     A summary is as follows:

           Web host computer equipment                           $      443,868
           Computer equipment                                           461,604
           Equipment                                                    321,756
           Furniture and fixtures                                       120,243
           Website development                                           35,974
           Leasehold improvements                                        15,222
                                                                 --------------
                                                                      1,398,667

           Less accumulated depreciation and amortization               638,066
                                                                 --------------
                                                                 $      760,601
                                                                 ==============

     Depreciation expense totaled $390,092 and $246,374 for the years ended December 31, 2001 and 2000, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(4)  Software Licensing Agreements:

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

     Amortization expense related to software licensing agreements totaled $352,973 and $664,002 for the years ended December 31, 2001 and 2000, respectively.

(5)  Convertible Note Payable:

     5% Convertible Note Payable
     ---------------------------

     In October 2000, the Company entered into a purchase agreement with an investment company to issue a total of $10,000,000 convertible notes payable with interest at 5% per annum and 231,884 common stock purchase warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $9.76 per share. In October 2000, the Company issued $2,000,000 of convertible notes and the warrants. A payment of interest only is payable on the conversion dates, as defined in the agreement. The remaining principal balance of the note is payable in full in October 2003, at which time the remainder of the note will be automatically converted to shares of the Company's common stock. The note is convertible at the option of the holder at any time at the lesser of $9.76 per share or the average of the 7 lowest volume weighted average sales prices of the common stock during the past 50 trading days immediately preceding the notice of conversion. Included in accrued expenses is approximately $36,000 of accrued interest related to this note payable. The fair value of the associated warrant was determined based on the Black-Scholes pricing method at the date of grant. The value of the warrants totaled $1,576,309 and is included in paid-in capital at December 31, 2001. The discount is being amortized to interest expense over the life of the note using the interest rate method (effective interest of 76%). Amortization of the debt discount included in interest expense approximated $463,000 and $64,000 for the years ended December 31, 2001 and 2000, respectively.

     Additional notes may be issued in increments of $2,000,000 provided that, among other items, the per share market value of the Company's common stock is not less than $10.00 per share.

     In 2001, $1,450,000 of the original note balance and accrued interest ($575,087 or $0.18 per share, net of unamortized debt discount) was converted to 3,220,765 shares of the Company's common stock at an average conversion rate of $0.45 per share.

     During January 2002, the remaining balance of $550,000 was converted into approximately 2,468,000 common shares.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(5)  Convertible Note Payable, Continued:

     8% Convertible Note Payable
     ---------------------------

     On September 7, 2001, the Company entered into a subscription agreement with Laurus Master Fund, Ltd., a Cayman Island corporation, for the sale of
     (i) a $600,000 convertible note and (ii) warrants to purchase 100,000 shares of the Company's common stock. The Company recorded net proceeds of $511,750.

     The note bears interest at 8% and is convertible into common stock at the lesser of:

          a)   $0.51; or

          b) 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately prior to the conversion date.

     The unconverted portion of the note is due September 7, 2003, which as of December 31, 2001 amounted to $1,198.

     The warrants have an exercise price of:

          c)   $0.82; or

          d) 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

     Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.58 per share or total consideration of $57,800. This amount was recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $207,800 has been recorded as a debt discount and is being amortized using the effective interest rate (100%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion was recognized as interest expense upon conversion.

     In 2001, $598,802 of the original note and related accrued interest was converted to 3,402,600 shares of the Company's common stock at an average conversion rate of $0.18 per share.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(5)  Convertible Note Payable, Continued:

     8% Convertible Note Payable, Continued
     --------------------------------------

     The  warrants have an exercise price of:

          c)   $0.515; or

          d) 120% of the three lowest closing prices of the common stock for the ten trading days prior to the exercise of the warrant.

     Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.42 per share or total consideration of $34,600. This amount was recorded as debt discount against the face value of the note payable. In addition, since this debt was convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $209,650 had been recorded as a debt discount and was being amortized using the effective interest rate (104%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion was recognized as interest expense upon conversion.

     In 2001, the note balance of $500,000 and related accrued interest was converted to 2,973,780 shares of the Company's common stock at an average conversion rate of $0.17 per share.

(6)  Common Stock:

     Private Placements
     ------------------

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

     During December 2001, the shareholders approved the increase of authorized number of common stock shares to 100,000,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(6)  Common Stock, Continued:

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

     In June 2001, the Company raised proceeds of approximately $840,020, which is net of offering costs of approximately $73,000, from the issuance of 702,350 shares through a private placement offering of its restricted stock. The offering price was $1.30 per share. The Company also issued 702,350 warrants (valued using the Black-Scholes method at the date of grant) to the investors, which have an exercise price of $0.86 per share and expire on June 30, 2002.

     Settlement
     ----------

     During September 2001, the Company entered into an agreement with an investment banking group to settle a dispute regarding a financial consulting agreement dated May 30, 2000. While the management did not believe that the claims were meritorious, the Company entered into the Settlement Agreement, among other reasons, to avoid distracting management's focus from operations and to minimize legal expenses. Pursuant to the settlement, the Company issued 110,000 shares of common stock and 300,000 warrants exercisable into 300,000 shares of common stock, of which, 150,000 warrants are exercisable at $2.00 per share and 150,000 warrants are exercisable at $1.50 per share. Total consideration given amounted to $298,050, comprised of $50,000 paid in cash, 110,000 in common stock shares with a fair value of $81,400 and 300,000 in warrants with a fair value using Black Scholes model of $166,650, which was recognized into expense during 2001.

(7)  Income Taxes:

     For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $19,000,000, which includes approximately $323,000 acquired from Dead On, Inc. The net operating loss carryforwards expire through 2021 and are available to offset future income tax liabilities. Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

               Net operating loss carryforwards            $      7,600,000
               Valuation allowance                               (7,600,000)
                                                           ----------------
                         Net deferred taxes                $              -
                                                           ================

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(8)  Employment Agreement:

     The Company entered into an employment agreement with an officer stockholder of the Company to pay an annual base salary of $252,000 through July 2002. Increases are determined annually by the Board of Directors. Under this agreement, salaries approximated $240,000 and $231,000 (including a bonus of $75,000 in 2000) for the years ended December 31, 2001 and 2000, respectively.

(9)  Consulting Agreement:

     The Company entered into a consulting agreement with a personal service corporation owned by an officer of the Company to pay an annual consulting fee of $180,000 through July 2002. Increases are determined annually by the Board of Directors. Consulting fees approximated $135,000 and $240,000 (including a bonus of $75,000 in 2000) for the years ended December 31, 2001 and 2000, respectively.

(10) Commitments:

     The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2001:

               Year ending December 31,
                   2002                        $        294,849
                   2003                                 304,615
                   2004                                 313,291
                   2005                                 266,053
                                               ----------------
                                                      1,178,808

               Less sublease income                     370,333
                                               ----------------
                                               $        808,475
                                               ================

     Rent expense, net amounted to $233,974 and $183,231 for the years ended December 31, 2001 and 2000, respectively.

(11) Incentive and Nonqualified Stock Option Plan:

     On July 14, 1999, the Company enacted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 3,000,000 options (Amendment to increase the available shares from 1,500,000 to 3,000,000 approved by the shareholders in December 2001) and approved by the shareholders may be granted to purchase common stock of the Company.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(11) Incentive and Nonqualified Stock Option Plan, Continued:

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows SFAS No. 123 for stock options granted to non-employees and records a consulting expense equal to the fair value of the options at the date of grant.

     During 2000, the Company granted 53,725 stock options exercisable at an average exercise price of $10.22 to consultants for professional services provided to the Company. The options expire at various times through 2003. The options were valued using the Black-Scholes method at the date of grant.

     During 2001, the Company granted 250,000 stock options exercisable at an exercise price of $0.65 to a consultant for professional services provided and to be provided to the Company. The options expire at various times through 2004. The options were valued using the Black-Scholes method at the date of grant. Compensation expense, recognized over the vesting period, to consultants pursuant to SFAS No. 123 amounted to $140,263 and $199,311 for the years ended December 31, 2001 and 2000, respectively.

     The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2001 and 2000 are as follows:


                                                                2001                       2000
                                                       ---------------------      ----------------------
                                                                    Average                      Average
                                                                   Exercise                     Exercise
                                                         Number      Price         Number         Price
                                                         ------      -----         ------         -----
      Outstanding at beginning of the year               916,325    $  6.51        400,500      $  6.01
      Granted during the year                          1,667,920       0.99        563,825         6.86
      Terminated during the year                         505,620       5.47         48,000         5.85
      Exercised during the year                                -          -              -            -
      Outstanding at end of the year                   2,078,625       2.33        916,325         6.51
      Exercisable at end of the year                     645,525       3.94        338,395         6.76


                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(11) Incentive and Nonqualified Stock Option Plan, Continued:

     Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

        Expected life                      3 Years
        Risk-free interest rate               5.0%
        Dividend yield                           -
        Volatility                            155%

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

     For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                              December 31, 2001
                                                              -----------------
         Net loss, as reported                                   $ (8,778,279)
         Pro forma net loss                                      $ (9,840,642)

         Basic and diluted historical loss per share             $      (0.59)
         Pro forma basic and diluted loss per share              $      (0.66)


(12) Warrants:

     At December 31, 2001, the Company had warrants outstanding that allow the holders to purchase up to 1,457,567 shares of common stock, of which, 231,884 warrants had an exercise price of $9.76 expiring through October 2005 and 1,225,683 warrants had an exercise price ranging from $0.40 to $2.00 per share, expiring through September 2006.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(12) Warrants, Continued:

     The number and weighted average exercise prices of the warrants for the years ended December 31, 2001 and 2000 are as follows:

                                                                          2001                      2000
                                                                 ---------------------     ----------------------
                                                                              Average                     Average
                                                                             Exercise                    Exercise
                                                                   Number      Price        Number         Price
                                                                   ------      -----        ------         -----

         Outstanding at beginning of the year                      882,414    $ 14.06              -     $     -
         Granted during the year                                 1,225,683       1.04        882,414       14.06
         Exercised during the year                                       -          -              -           -
         Terminated during the year                                650,530      15.60              -           -
         Outstanding at end of the year                          1,457,567       2.42        882,414       14.06
         Exercisable at end of the year                          1,457,567       2.42        882,414       14.06


(13) Subsequent Events:

     During January 2002, the Company entered into a new convertible debt financing agreement with Stonestreet Limited Partnership and Laurus Master Fund, Ltd. for an aggregate of $1.45 million. The stated interest rate is 4% per annum and the unpaid principal and interest balance is due in full by January 7, 2004. Net proceeds to the Company amounted to approximately $1.32 million, which is net of debt issue costs. The Company issued 500,000 warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.96. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, debt discount and cost of warrants issued exceed the face value of the notes payable, therefore, only $1.45 million, the face amount of the note, is recognizable as debt discount, and will be amortized over the life of the notes payable. Any unamortized debt discount and beneficial conversion feature will be charged to expense upon conversion, as interest expense.

     During January 2002, the remaining balance of $550,000 related to the 5% Note Payable was converted into approximately 2,468,000 common shares.

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

                                    PART III
                                    --------

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                          AGE            Date Elected            Position
Dean Weber                    39                7/09/99              Chairman of the Board, President,
                                                                     Chief Executive Officer, Director

George H. Kaelin,III          35                7/09/99              Director

Rahoul Sharan                 40                7/09/99              Chief Financial Officer, Secretary,
                                                                     Treasurer and Director

Bradley J. Ammon              38                6/09/00              Director

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

Dean Weber, founder, CEO and Chairman of the Board of the Company is responsible for developing our strategic vision and pioneering our products, technology and business strategies. Mr. Weber has been instrumental in the growth and development of One Voice, successfully raising over $20 million of institutional funding, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Prior to establishing One Voice, Mr. Weber was the founder and President of EditPro Corporation for 8 years. Prior to that, Mr. Weber played key roles in technology companies including United Technologies, Northrop and Xerox, where he designed and developed real- time software systems for NASA projects, worked on U.S. Navy projects and led an engineering team for the B2 Stealth Bomber project. Mr. Weber received a Bachelor of Science in Computer Science from the Central Connecticut State University.

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

Mr. Ammon has over 15 years of experience in domestic and international tax and business planning. He currently is a tax attorney with the Law Offices of Ernest
S. Ryder & Associates, Inc. He previously served as the International Tax Manager for Science Applications International Corporation where he provided corporate and individual tax planning services to groups within the company. Prior to joining SAIC, Mr. Ammon was a Manager in the International Corporate Services department for KPMG, LLP, where he provided tax consultation services to clients primarily in the information, communications, and entertainment (ICE) industries. He has also provided corporate, partnership, and personal tax and business planning services for Deloitte & Touche, LLP. In addition, Mr. Ammon has several years of experience as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for numerous subsidiaries.

Brad has a Juris Doctor degree and a Masters of Law degree in Taxation (LL.M.) from the University of San Diego. He is a member of the American Bar Association, the State Bar of California, the Tax Section of the San Diego County Bar Association, and the U.S. Tax Court. He is a member of our Audit and Compensation Committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Form 3 filings for Dean Weber, George Kaelin and Rahoul Sharan due on December 6, 1999, and the Form 3 for Brad Ammon due on June 19, 2000, were each filed on August 11, 2000. George Kaelin's Form 5, due on February 14, 2001, was filed on April 10, 2001, and contained sales of our stock occurring on seven dates over a one-month period. No other person, who, at any time during the year ended December 31, 2001, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2001, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2001, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

ITEM 10 EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 1999, 2000 and 2001 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                            Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-       Stock          SARs       Payouts      All Other
      Position          Year        ($)         ($)       sation ($)     awards         (#)/(1)/     ($)      Compensation
----------------------------------------------------------------------------------------------------------------------------
Dean Weber,             2001    246,098          0            0             0            0            0             0
CEO                     2000    252,000        75,000         0             0            0            0             0
                        1999    180,000          0            0             0            0//(2)/      0             0

Rahoul Sharan,          2001    137,654          0            0             0            0            0             0
CFO                     2000    180,000        75,000/(3)/    0             0            0            0             0
                        1999    120,000/(3)/     0            0             0          50,000         0             0

/(1)/ Options were granted pursuant to the Company's 1999 Stock Option Plan. /(2)/ 75,000 options previously granted to Mr. Weber were rescinded by Mr. Weber.
/(3)/ This payment was made through KJN Management Ltd.

EMPLOYMENT AGREEMENT

We entered into a three-year employment agreement (the Weber Employment Agreement) with Dean Weber, our Chairman, Chief Executive Officer and President, commencing in July 1999. The Weber Employment Agreement provides that, in consideration for Mr. Weber's services, he is to be paid an annual salary of $180,000. His salary was increased to $252,000 annually in April 2000, with a $75,000 bonus. Subsequently, no bonus was paid in the year 2001.

PERSONAL SERVICE AGREEMENT

We entered into a three-year personal service agreement with KJN Management Ltd., commencing in July 1999 for the services of its CFO, Rahoul Sharan, which provided for the payment of a fee by the Company to KJN Management Ltd. of $120,000 per year. The service fee was increased to $180,000 per year, plus a $75,000 bonus. Subsequently, no bonus was paid in the year 2001.

COMPENSATION OF DIRECTORS

Non-employee directors receive $1,000 for each Board of Directors meeting attended. The Company pays all out-of-pocket expenses of attendance.

AMENDED AND RESTATED 1999 STOCK OPTION PLAN

Our Amended and Restated 1999 Stock Option Plan (the 1999 Plan) authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of December 31, 2001, our Board of Directors had reserved 3,000,000 shares for issuance under the 1999 Plan, of which 2,078,625 shares were subject to outstanding options and 921,375 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the Plan Administrator) administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of our Common Stock and promissory notes) in payment for the exercise price of options. The 1999 Plan was authorized by the Board of Directors and stockholders.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2002 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 6333 Greenwich Drive, Suite 240, San Diego, California 92122.

                                                                                   Shares Beneficially Owned/(1)/
                                                                                   -------------------------
          Name and Address of Beneficial Owner                                     Number             Percent
          --------------------------------------------------------------------------------------------------------
          Dean Weber, CEO, President and Chairman of the Board/(2)/                5,558,000/(3)/        20.8%

          IVantage, Inc. /(2)/                                                     1,600,200              6.1%

          Rahoul Sharan, CFO, Secretary, Treasurer and Director                    60,000/(4)/              *

          George H. Kaelin, III, Director                                          345,600/(5)/           1.3%

          Bradley J. Ammon, Director                                               75,000/(6)/              *

          Total securities held by officers and directors as a group (4 people):   6,060,600/(7)/        22.1%

/(1)/ Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2002 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 26,716,628 shares of common stock outstanding on March 28, 2002, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of March 28, 2002, as described below.
/(2)/ iVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and President of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 1,600,200 shares in the name of iVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.
/(3)/ Includes 1,600,200 shares owned indirectly through iVantage, Inc.
/(4)/ Represents options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; and (ii) 10,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
/(5)/ Includes options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; (ii) 10,000 shares at an exercise price of $2.00 per share; and (iii) 15,000 shares at an exercise price of $1.75. These options are currently exercisable.
/(6)/ Includes options to purchase (i) 50,000 shares at an exercise price of $8.750 per share; and (ii) 25,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
/(7)/ Includes options to purchase 210,000 shares as they are currently exercisable.
* Less than 1%

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no material related transactions during the year.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description
----------     -----------
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

3.5            Bylaws of Belridge Holdings Corp. (incorporated by reference to
               Exhibit 3(ii) of our Form 10-SB, filed October 7, 1999).

3.6 Amendment to Bylaws dated July 11, 2000 (excerpted) (incorporated by reference to Exhibit 4.3 of our Form S-8, filed October 3,
               2000).

               INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

4.1 Common Stock Purchase Warrant with Veritas SG Investments from the January 2000 offering (incorporated by reference to Exhibit
               4.1 of our Form SB-2, filed November 11, 2000).

4.2 Form of Common Stock Purchase Warrant from the March 2000 offering (incorporated by reference to Exhibit 4.1 of our Form SB-2, filed November 11, 2000).

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

4.4 $700,000 4% Convertible Note issued to the Laurus Master Fund, Ltd. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.5 Common Stock Purchase Warrant issued to the Laurus Master Fund, Ltd. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.6 Securities Purchase Agreement. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.7 $700,000 4% Convertible Note issued to the Stonestreet Limited Partnership. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.8 Common Stock Purchase Warrant issued to the Stonestreet Limited Partnership. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.9 $52,500 4% Convertible Note issued to the Stonestreet Limited Partnership. (incorporated by reference to our Form SB-2, filed January 29, 2002)

4.10 Settlement Agreement with Dominick & Dominick LLC (incorporated by reference to our Form SB-2, filed January 3, 2002).

4.11 Common Stock Purchase Warrant issued to Dominick & Dominick LLC (incorporated by reference to our Form SB-2, filed January 3, 2002).

4.12 Agreement as to Registration Rights with Dominick & Dominick LLC (incorporated by reference to our Form SB-2, filed January 3, 2002).

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

10.3 Software Agreement with IBM/OEM dated September 21, 1999 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed November 20, 2000).

10.4 Software License Agreement with Philips Speech Processing dated March 3, 2000 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed November 20, 2000).

10.5 Third Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Definitive Proxy Statement, filed November 29, 2001).

10.6           Investor Relations Group Agreement.


               CONSENTS OF EXPERTS AND COUNSEL

23.1           Consent of Independent Auditors.



Reports filed on Form 8-K: None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          One Voice Technologies, Inc.



Date:  April 1, 2002                 By:     /s/ Dean Weber
                                           -------------------------------------
                                           Dean Weber, President & Director



Date:  April 1, 2002                 By:     /s/ Rahoul Sharan
                                           -------------------------------------
                                           Rahoul Sharan, Secretary, Treasurer &
                                                          Director



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      Signature                           Title                         Date

/s/ Dean Weber                    Chief Executive Officer         April 01, 2002
-------------------------         and Director
Dean Weber

/s/ Rahoul Sharan                 Chief Financial Officer         April 01, 2002
-------------------------         and Director
Rahoul Sharan

/s/ George H. Kaelin,  III        Director                        April 01, 2002
-------------------------
George H. Kaelin, III

/s/ Bradley J. Ammon              Director                        April 01, 2002
-------------------------
Bradley J. Ammon

The following exhibits are included as part of this Form 10-KSB. References to the Company in this Exhibit List mean One Voice Technologies, Inc., a Nevada corporation.


Exhibit No.  Description
-----------  ------------
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

  3.5        Bylaws of Belridge Holdings Corp. (incorporated by reference to
             Exhibit 3(ii) of our Form 10-SB, filed October 7, 1999).

  3.6 Amendment to Bylaws dated July 11, 2000 (excerpted) (incorporated by reference to Exhibit 4.3 of our Form S-8, filed October 3, 2000).

             INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

  4.1        Common Stock Purchase Warrant with Veritas SG Investments from the January
             2000 offering (incorporated by reference to Exhibit 4.1 of our Form SB-2, filed November 11, 2000).

  4.2        Form of Common Stock Purchase Warrant from the March 2000 offering
             (incorporated by reference to Exhibit 4.1 of our Form SB-2, filed November
             11, 2000).

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

  4.4        $700,000 4% Convertible Note issued to the Laurus Master Fund, Ltd.
             (incorporated by reference to our Form SB-2, filed January 29, 2002)

  4.5        Common Stock Purchase Warrant issued to the Laurus Master Fund, Ltd.
             (incorporated by reference to our Form SB-2, filed January 29, 2002)

  4.6        Securities Purchase Agreement.
             (incorporated by reference to our Form SB-2, filed January 29, 2002)


Exhibit No.  Description
-----------  ------------
 4.7         $700,000 4% Convertible Note issued to the Stonestreet Limited Partnership.
             (incorporated by reference to our Form SB-2, filed January 29, 2002)

 4.8         Common Stock Purchase Warrant issued to the Stonestreet Limited
             Partnership. (incorporated by reference to our Form SB-2, filed January 29,
             2002)

 4.9         $52,500 4% Convertible Note issued to the Stonestreet Limited Partnership.
             (incorporated by reference to our Form SB-2, filed January 29, 2002)

 4.10 Settlement Agreement with Dominick & Dominick LLC (incorporated by reference to our Form SB-2, filed January 3, 2002).

 4.11        Common Stock Purchase Warrant issued to Dominick & Dominick LLC
             (incorporated by reference to our Form SB-2, filed January 3, 2002).

 4.12        Agreement as to Registration Rights with Dominick & Dominick LLC
             (incorporated by reference to our Form SB-2, filed January 3, 2002).

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

 10.3        Software Agreement with IBM/OEM dated September 21, 1999 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed November 20, 2000).

 10.4        Software License Agreement with Philips Speech Processing dated March 3,
             2000 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed
             November 20, 2000).

 10.5        Third Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Definitive Proxy Statement, filed November 29, 2001).

 10.6        Investor Relations Group Agreement.

             CONSENTS OF EXPERTS AND COUNSEL

 23.1        Consent of Independent Auditors.