Form 10QSB
period 2002-03-31
ONE VOICE TECHNOLOGIES INC
filed 2002-05-15
CIK 1096088

            As Filed with the Securities and Exchange Commission on May 15, 2002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002

                           COMMISSION FILE NO. 0-27589

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

As of May 14, 2002, the registrant had 31,722,758 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]     No [X]

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                                                                     Page No.
                                                                     --------

           Balance Sheet                                               F-3
           Statements of Operations                                    F-4
           Statement of Stockholders' Equity                           F-5
           Statements of Cash Flows                                    F-8
           Notes to Financial Statements                               F-10


                               ONE VOICE TECHNOLOGIES, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET - MARCH 31, 2002

                                        (UNAUDITED)

                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $       809,557
  Accounts receivable, net of allowance for bad debt                   184,645
  Inventory                                                             79,387
  Prepaid expenses                                                     222,095
                                                               ----------------

          Total current assets                                                     $    1,295,684

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                               662,792

OTHER ASSETS:
  Software licensing, net of accumulated amortization                    6,478
  Software development costs, net of accumulated amortization        1,001,493
  Deposits                                                              52,053
  Trademarks, net of accumulated amortization                          144,360
  Patents                                                               65,374
                                                               ----------------

          Total other assets                                                            1,269,758
                                                                                   ---------------

                                                                                   $    3,228,234
                                                                                   ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                            $      570,137

4% CONVERTIBLE NOTE PAYABLE, due January 7, 2004               $       488,925
Less unamortized discount                                             (427,809)
                                                               ----------------

                                                                                           61,116

4% CONVERTIBLE NOTE PAYABLE, due January 7, 2004                       582,500
Less unamortized discount                                             (509,688)
                                                               ----------------

                                                                                           72,812

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 26,752,725 shares issued and outstanding                26,753
  Additional paid-in capital                                        24,089,187
  Deficit accumulated during development stage                     (21,591,771)
                                                               ---------------

          Total stockholders' equity                                                    2,524,169
                                                                                   ---------------

                                                                                   $    3,228,234
                                                                                   ===============

See accompanying notes to unaudited financial statements.


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                                                                                      From inception on
                                                 Three months ended         Three months ended        January 1, 1999 to
                                                   March 31, 2002             March 31, 2001            March 31, 2002
                                                   --------------             --------------            --------------
NET REVENUES                                      $       284,625           $          63,698          $       547,175

COST OF REVENUES                                           30,185                      20,651                  169,375
                                                  ----------------          ------------------         ----------------

GROSS PROFIT                                              254,440                      43,047                  377,800

GENERAL AND ADMINISTRATIVE EXPENSES                     1,888,097                   2,291,763               21,969,571
                                                  ----------------          ------------------         ----------------

NET LOSS                                          $    (1,633,657)          $      (2,248,716)         $   (21,591,771)
                                                  ================          ==================         ================

NET LOSS PER SHARE, basic and diluted             $         (0.06)          $          (0.17)
                                                  ================          =================

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                                    25,779,814                  12,907,355
                                                  ================          =================

See accompanying notes to unaudited financial statements.


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                           Deficit
                                                                                          accumulated
                                                   Common stock           Additional        during             Total
                                                   ------------             paid-in       development       stockholders'
                                              Shares          Amount        capital          stage             equity
                                              ------          ------        -------          -----             ------
Balance at January 1, 1999                 12,720,000  $       12,720   $                 $                $       12,720

Net proceeds from issuance of
  common stock in connection
  with merger                               7,000,000           7,000           106,236                           113,236

Net proceeds from issuance of
  common stock                              1,500,000           1,500         2,544,422                         2,545,922

Net issuance of common stock in
  exchange for services                       150,000             150           299,850                           300,000

Redemption of common stock                (10,000,000)        (10,000)                                            (10,000)

Net loss for the year ended
  December 31, 1999                                                                            (1,782,215)     (1,782,215)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 1999               11,370,000          11,370         2,950,508        (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                   312,500             313         1,779,523                         1,779,836

Net proceeds from issuance of
  common stock and warrants                   988,560             988        12,145,193                        12,146,181

Issuance of warrants in exchange
  for services                                                                   55,000                            55,000

Issuance of options in exchange
  for services                                                                  199,311                           199,311

Issuance of warrants in connection
  with financing                                                              1,576,309                         1,576,309

Net loss for the year ended
  December 31, 2000                                                                            (9,397,620)     (9,397,620)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2000               12,671,060          12,671        18,705,844       (11,179,835)      7,538,680

                                                                     (Continued)

See accompanying notes to unaudited financial statements.

                                                     F-5






                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)



                                                                                           Deficit
                                                                                          accumulated
                                                   Common stock           Additional        during             Total
                                                   ------------             paid-in       development       stockholders'
                                              Shares          Amount        capital          stage             equity
                                              ------          ------        -------          -----             ------

Conversion of debt to equity, net
Of unamortized debt discount                3,220,765           3,220           571,867                           575,087

Issuance of options in exchange
  for services                                                                   58,864                            58,864

Issuance of stock and warrants in
  Connection with settlement                  110,000             110           247,940                           248,050

Proceeds from sale of common stock
  and warrants, net of offering costs         702,350             702           839,318                            840,020

Issuance of warrants in connection
  with debt financing                                                            92,400                            92,400

Beneficial conversion feature
  embedded in debt securities                                                   417,450                           417,450

Conversion of debt to
  equity - Laurus Master Fund               3,402,600           3,403           595,399                           598,802

Conversion of debt to equity -
  Stonestreet Capital                       2,973,780           2,974           506,137                           509,111

Net loss for the year ended
  December 31, 2001                                                                            (8,778,279)     (8,778,279)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2001               23,080,555          23,080        22,035,219       (19,958,114)      2,100,185

Conversion of debt to equity                2,624,447           2,625           309,940                           312,565

Issuance of warrants in connection
  with debt financing                                                           361,346                           361,346

Beneficial conversion feature
  embedded in debt securities                                                   964,655                           964,655

Issuance of options in exchange
  for services                                                                   38,000                            38,000

                                                                     (Continued)

See accompanying notes to unaudited financial statements.

                                                     F-6






                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)



                                                                                           Deficit
                                                                                          accumulated
                                                   Common stock           Additional        during             Total
                                                   ------------             paid-in       development       stockholders'
                                              Shares          Amount        capital          stage             equity
                                              ------          ------        -------          -----             ------

Issuance of stock in exchange
  of debt - Laurus Master Fund                551,329             551           210,524                           211,075

Issuance of stock in exchange
  of debt - Stonestreet Capital               496,394             497           169,503                           170,000

Net loss for the three months ended
  March 31, 2002                                                                               (1,633,657)     (1,633,657)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at March 31, 2002 (unaudited)      26,752,725  $       26,753   $    24,089,187   $   (21,591,771) $    2,524,169
                                       =============== ===============  ================  ================ ===============


See accompanying notes to unaudited financial statements.


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  (UNAUDITED)

                                                                                                     From inception on
                                                         Three months ended    Three months ended    January 1, 1999 to
                                                           March 31, 2002        March 31, 2001        March 31, 2002
                                                           --------------        --------------        --------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                 $   (1,633,657)        $   (2,248,716)      $  (21,591,771)
                                                           ---------------        ---------------      ---------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                               211,301                352,857            2,535,630
      Loss on disposal of assets                                      114                      -              500,114
      Amortization of discount on note payable                    569,037                 30,260            1,824,062
      Options issued in exchange for services                      38,000                  7,841              377,574
      Warrants issued in exchange for services                          -                      -              221,650

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, trade                                 (184,100)                     -             (184,100)
      Licensing revenue receivable                                      -                323,542             (250,000)
      Advertising revenue receivable                                    -                      -              249,455
      Inventory                                                    30,064                  6,242              (79,387)
      Prepaid advertising                                               -                 50,000                    -
      Prepaid mailing lists                                             -                      -             (750,000)
      Prepaid expenses                                           (155,456)              (319,920)            (222,096)
      Deposits                                                     (3,751)                  (315)             (52,053)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                      (116,308)               (21,411)             570,137
      Deferred revenue                                                  -                (18,750)             250,000
                                                           ---------------        ---------------      ---------------

          Total adjustments                                       388,901                410,346            4,990,986
                                                           ---------------        ---------------      ---------------

          Net cash used for operating activities               (1,244,756)            (1,838,370)         (16,600,785)
                                                           ---------------        ---------------      ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                                  782                (42,184)          (1,397,884)
  Software licensing                                                    -                      -           (1,139,309)
  Software development costs                                            -               (201,911)          (1,560,223)
  Trademarks                                                       (1,602)                (5,603)            (236,783)
  Patents                                                          (6,356)                     -              (65,374)
  Loan fees                                                             -                      -             (200,000)
                                                           ---------------        ---------------      ---------------

          Net cash used for investing activities                   (7,176)              (249,698)          (4,599,573)
                                                           ---------------        ---------------      ---------------

                                                                     (Continued)

See accompanying notes to unaudited financial statements.

                                                     F-8






                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  (UNAUDITED)

                                                                                                     From inception on
                                                         Three months ended    Three months ended    January 1, 1999 to
                                                           March 31, 2002        March 31, 2001        March 31, 2002
                                                           --------------        --------------        --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                           -                      -           17,737,915
  Retirement of common stock, net                                       -                      -              (10,000)
  Proceeds from loans payable, officer-stockholder                      -                      -             (200,000)
  Proceeds from loans payable                                           -                      -              200,000
  Proceeds from convertible note payable                        1,326,000                      -            4,282,000
                                                           ---------------        ---------------      ---------------

          Net cash provided by financing activities             1,326,000                      -           22,009,915
                                                           ---------------        ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                    74,068             (2,088,068)             809,557
CASH AND CASH EQUIVALENTS, beginning of year                      735,489              4,387,622                    -
                                                           ---------------        ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of year                     $      809,557         $    2,299,554       $      809,557
                                                           ===============        ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $            -         $        1,266       $      453,401
                                                           ===============        ===============      ===============
  Income taxes paid                                        $          800         $            -       $        5,023
                                                           ===============        ===============      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                 $       38,000         $        7,841       $      296,174
                                                           ===============        ===============      ===============
   Warrants issued for settlement                          $            -         $            -       $      221,650
                                                           ===============        ===============      ===============
   Warrants issued in connection with financing            $    1,326,000         $            -       $    2,994,709
                                                           ===============        ===============      ===============
   Conversion of debt to equity                            $      693,640         $      129,383       $    2,376,640
                                                           ===============        ===============      ===============

See accompanying notes to unaudited financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002

(1)      ORGANIZATION:

                  One Voice Technologies, Inc. (formerly Conversational Systems, Inc.) was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2001.

         BUSINESS ACTIVITY:

                  One Voice Technologies, Inc. is a developer of 4th Generation voice solutions for the wireless, Telematics, TV/Internet appliance and Interactive Multimedia markets.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2002

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

                        THREE MONTHS ENDED MARCH 31, 2002

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2002


(3)      CONVERTIBLE NOTE PAYABLE:

                  During January 2002, the Company entered into a new convertible debt financing agreement with Stonestreet Limited Partnership and Laurus Master Fund, Ltd. for an aggregate of $1.45 million. The stated interest rate is 4% per annum (effective interest rate of 52%) and the unpaid principal and interest balance is due in full by January 7, 2004. Net proceeds to the Company amounted to approximately $1.32 million, which is net of debt issue costs. The Company issued 500,000 warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.96 (valued at $395,500 using the Black Scholes option pricing model). Subsequently, on
                  May 7, 2002, due to an additional financing, these warrants were repriced at $0.90 per share pursuant to the terms of this financing agreement. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, debt discount and cost of warrants issued exceed the face value of the notes payable, therefore, only $1.45 million, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount and beneficial conversion feature will be charged to expense upon conversion, as interest expense.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2002

(4)      SUBSEQUENT EVENT:

         Equity Financing
         ----------------

         Subsequent to March 31, 2002, on May 7, 2002 the Company closed a non-exclusive equity financing agreement for up to $5.8 million with Stonestreet Limited Partnership ("Stonestreet"), with an initial put demand by the Company for $800,000 which funded at closing. The initial $800,000 was in exchange for 2,666,666 shares of the Company's common stock at a price of $0.30 per share. In addition, at closing, the Company issued 300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.43 per share. The Company also paid a one-time finder's fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43 per share. For the remaining $5 million, on a monthly basis, the Company can exercise its right to require Stonestreet to purchase a discretionary amount of the Company's Common Stock, as determined by the Company, subject to the terms of the agreement. The monthly amount the Company can require Stonestreet to purchase is between $100,000 and $400,000, depending on average volume levels and price, from which the offering price of the Company's common stock is determined on a formula as set forth in the agreement.

         Conversion of Debt
         ------------------

         During April 2002, approximately $740,000 of notes payable was converted into 2,200,000 shares of the Company's common stock at an average conversion price of $0.34 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

With soon to be millions of PC-based voice products deployed globally, One Voice is one of the voice sectors top technology providers behind Microsoft. One Voice has the products and technology to develop voice driven user interfaces to allow the Home Video Entertainment industry to deliver to their end users a "Voice Experience". A "Voice Experience" integrates the latest voice technology and multi-media content to allow users to interact with their computers in a multitude of new ways. Users can now navigate through content, surf the Internet, ask questions, participate in two-way conversations, search for information and play games by engaging their computers in an interactive spoken dialogue.

In the telecommunications sector, One Voice has developed a server-based, scalable voice technology platform that targets the mobile communications market. The MobileVoice(TM) Platform operates, delivers and supports a comprehensive suite of text messaging and two-way voice service applications, i.e., all using voice interface. One Voice is the first and only company to offer free-form Voice-to-Text Email, SMS, Instant Messaging and Paging from any phone all by voice. It was designed based on years of voice technology research and development and patented technology. The platform is easy to support and maintain and supports all digital and analog mobile handsets. The system delivers high accuracy performance in all mobile modes and environments. The system operates in a speaker independent mode for several services including Voice-Activated Dialing, Email Readback and Voice Mail. For Voice-to-Text messaging the system can be trained to recognize the user's speech in just seven minutes. Once training is completed, the system allows subscribers to send free-form SMS, Email and Paging messages to anyone, anytime.

On January 7, 2002, we closed a financing with the Laurus Master Fund, Ltd. and Stonestreet Limited Partnership for $1.45 million principal amount of 4% convertible notes and a total of 500,000 warrants to purchase shares of our common stock at an exercise price of $0.96 per share. Subsequently, on May 7, 2002, due to an additional financing, these warrants were repriced at $0.90 per share pursuant to the terms of this financing agreement.

On January 7, 2002, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. and Stonestreet Limited Partnership for the issuance of an aggregate of $1,452,500 principal amount of 4% convertible notes and an aggregate of 500,000 common stock purchase warrants.

On January 9, 2002, we announced a partnering with OZ Communications Inc., a Unified Messaging/Presence Management company, to co-develop advanced solutions for the wireless and enterprise markets. The partnership promises to leverage each company's core competences to bring new, state-of-the-art Presence and Instant Messaging solutions to markets around the world. This announcement also marked the completion of our integration with the OZ platform creating a complete PC-to-Phone instant messaging solution for enterprise and wireless carriers. Subsequently, OZ and One Voice have participated in joint demonstrations and customer proposals.

On January 16, 2002, we announced our membership in Wireless Village, the Mobile Instant Messaging and Presence Services (IMPS) Initiative. Founded in 2001 by Telecom industry leaders Ericsson, Motorola and Nokia, Wireless Village has gathered industry experts and leading companies in Instant Messaging to generate pre-standards specifications, provide interoperability and to build a community of supporting organizations. The membership will give One Voice an opportunity to participate in the definition and evaluation of standards including the use of its voice technology in all forms of Instant Messaging. One Voice plans to incorporate these key standards into its MobileVoice(TM) services for wireless carriers.

On February 5, 2002, we received a Notice of Allowance from the U.S. Patent and Trademark Office regarding our patent entitled "Object Interactive User Interface Using Speech Recognition and Natural Language Processing". This patent, filed in October 1999, is the first of a series of 4th Generation voice technology patents covering human to computer interaction with Natural Language Processing (NLP) intelligence and Speech Recognition input from desktop, embedded and wireless devices. One Voice is now entering the final patent stage by filing the appropriate issuance documents and fees and anticipates formal issuance in the coming months. Upon issuance, the patent will be available for viewing on both the One Voice and the U.S. Patent and Trademark Office web sites.

On March 18, 2002, we announced the launch and general availability of our MobileVoice(TM) Platform for Wireless Carriers. The MobileVoice Platform consists of a suite of carrier-grade voice subscriber services including; MobileVoice Activated Dialing, MobileVoice Email, MobileVoice SMS, MobileVoice Instant Messaging, MobileVoice Voice Mail and MobileVoice Email Reader. We currently have several major domestic carriers, including Sprint, Verizon, AT&T, Cingular and Nextel, evaluating our services for inclusion in their subscriber services. Since the initial Beta testing, beginning in August 2001, our services have grown from sending Voice-to-Text messages only to now encompassing a wide array of subscriber ready voice services. During the Beta process we worked closely with groups within the above carriers to tune and optimize our services for their networks. We are now entering the proposal stage with the goal of launching a market trial of one or more MobileVoice services. If selected, the duration of a market trial could be several months with the subsequent goal of a national rollout of these same services.

On April 1, 2002, we announced that we were selected by Warner Home Video ("WHV") to incorporate our industry leading voice technology on the upcoming Harry Potter and the Sorcerer's Stone DVD. Our technology will be distributed on every Harry Potter and the Sorcerer's Stone DVD globally in six languages. We estimate the distribution of this title alone to exceed 10 million copies. Under this agreement, WHV agrees to exclusively utilize One Voice as its preferred developer of voice technology and to grant us a right of first negotiation for additional titles. This agreement puts One Voice in a very strong position in the industry since we currently believe that we have no competitors. In October 2001, The DVD Entertainment Group, representing Hollywood's major studios and home video publishers, estimated that by the end of 2001 approximately 400 million DVDs would be shipped to retailers - up from roughly 227 million in 2000. Our strategy for the DVD/Home Entertainment industry is to be first to market with voice interactive technology, establish ourselves as the industry leader, sign licensing agreements with additional studio houses and be included on many more DVD titles throughout the year. With this same strategy we are pursuing PC-based educational learning software and the gaming industries.

On May 7, 2002, we closed a non-exclusive equity financing agreement for up to $5.8 million with Stonestreet Limited Partnership, with an initial put demand by us for $800,000 which funded at closing. The initial $800,000 was in exchange for 2,666,666 shares of the Company's common stock at a price of $0.30 per share. In addition, at closing, we issued 300,000 warrants to purchase shares of our common stock at an exercise price of $0.43 per share. We also paid a one-time finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43 per share. For the remaining $5 million, on a monthly basis, we can exercise our right to require Stonestreet to purchase a discretionary amount of our common stock, as determined by us , subject to the terms of the agreement. The monthly amount we can require Stonestreet to purchase is between $100,000 and $400,000, depending on average volume levels and price, from which the offering price of our common stock is determined on a formula as set forth in the agreement. Given the above funding mechanism and current volume levels and stock price, management conservatively believes it could begin drawing down approximately $150,000 per month starting in August 2002. This monthly draw down can increase depending on an increase in trading volume and/or stock price.

Excluding anticipated ongoing revenues from additional DVD titles or wireless carrier contracts and given our current cash balance including the above funding mechanism, management conservatively believes there will be sufficient cash to sustain current levels of operations, with no anticipated reduction in expenses, into October 2002. Management feels this date can be extended by either generating revenue, reducing expenses and/or drawing down more than $150,000 per month from our May 7, 2002 equity financing agreement.

We incurred a net loss of $1,633,657 during the three months ended March 31, 2002, and had an accumulated deficit of $21,591,771. Our losses through March 2002 included amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

Cash flow from sales began in the first quarter 2002.

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2002 and 2001.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------

                            Three Months            Three Months
                                Ended                  Ended
                            Mar. 31, 2002           Mar. 31, 2001
                         -------------------     ------------------
Net Revenues                 $   284,625             $    63,698

Operating expenses           $ 1,888,097             $ 2,291,763

Net loss                     $(1,633,657)            $(2,248,716)

DISCUSSION OF THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001.

Net revenues totaled $284,625 for the three months ended March 31, 2002, primarily from Warner Home Video. Net revenues of $63,698 were earned for the three months ended March 31, 2001, representing a 347% increase in revenue over the past year. The recognition of revenues in the first quarter of 2001 resulted primarily from product licensing in exchange for advertising.

Operating expenses decreased to $1,888,097 for the three months ended March 31, 2002 from $2,291,763 for the same period in 2001, a decrease of 17.6% in operating expenses over the past year. The decrease in operating expense was a direct result of a decrease in salaries and wages, management's efforts to cut costs primarily from reduced promotional activities such as tradeshows and a reduction in costly outside services including consultant activities. Salary and wage expense was $377,032 for the three months ended March 31, 2002 as compared to $797,756 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $0 for the three months ended March 31, 2002 as compared to $211,064 for the same period in 2001. Advertising and promotion expense reduction resulted from us discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Legal and consulting expenses increased to $168,728 for the three months ended March 31, 2002 from $138,836 for the same period in 2001. Depreciation and amortization expenses decreased to $211,301 for the three months ended March 31, 2002 from $352,857 for the same period in the prior year, primarily due to amortization of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

We had a net loss of $1,633,657 or basic and diluted net loss per share of $0.06 for the three months ended March 31, 2002 compared to $2,248,716 or basic and diluted net loss per share of $0.17 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 we had working capital of $725,547 as compared with $2,802,393 at March 31, 2001.

Net cash used for operating activities was $1,244,756 for the quarter ended March 31, 2002 compared to $1,838,370 for the quarter ended March 31, 2001. From inception on January 1, 1999 to March 31, 2002, net cash used for operating activities was $16,600,785.

Net cash used for investing activities was $7,176 for the quarter ended March 31, 2002 compared to $249,698 for the quarter ended March 31, 2001. From inception on January 1, 1999 to March 31, 2002, net cash used for investing activities was $4,599,573.

Net cash provided by financing activities was $1,326,000 for the quarter ended March 31, 2002 compared to $0 for the quarter ended March 31, 2001. From inception on January 1, 1999 to March 31, 2002 net cash provided by financing activities was $22,009,915.

The losses through the quarter ended March 31, 2002 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in our solutions in the market;and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending May 15, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

On May 7, 2002, we issued 2,666,666 shares of our common stock to Stonestreet Limited Partnership for $800,000. In addition we issued to Stonestreet 300,000 warrants exercisable into shares of our common stock at $.43 per share. We paid $48,000 and issued 75,000 warrants exercisable at $.43 per share as a finder's fee to Stonestreet Corporation.

SALES OF DEBT AND WARRANTS FOR CASH

On January 7, 2002, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. and Stonestreet Limited Partnership for the issuance of an aggregate of $1.45 million principal amount of 4% convertible notes and an aggregate of 500,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.96. The commission for the transaction was $87,500 and a 4% convertible note in the amount of $52,500. The notes bear interest at 4%, matures on January 7, 2004, and are convertible into our common stock, at the holder's option, at the lower of (i) $0.997 or (ii) 80% of the five lowest VWAPs for the common stock on a principal market for the 30 trading days before but not including the conversion date. VWAP means the daily volume weighted average prices of our common stock. The note may not be paid, in whole or in part, before January 7, 2004 without the consent of the holder. The full principal amount of the convertible notes are due upon default under the terms of convertible notes. The warrants are exercisable until January 5, 2005 at a purchase price of $.96 per share. Subsequently, on May 7, 2002, due to an additional financing, these warrants were repriced at $0.90 per share pursuant to the terms of this financing agreement.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

All of the above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of One Voice or executive officers of One Voice, and transfer was restricted by One Voice in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON 8-K:

(a)      None.

(b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONE VOICE TECHNOLOGIES, INC.,
                                              a Nevada Corporation

Date:  May 15, 2002                         By:      /s/ Dean Weber
                                               ---------------------------------
                                                     DEAN WEBER, Chairman &
                                                     Chief Executive Officer

Date: May 15, 2002                          By:      /s/ Rahoul Sharan
                                               ---------------------------------
                                                     RAHOUL SHARAN, Chief
                                                     Financial Officer