Form 10QSB
period 2002-06-30
ONE VOICE TECHNOLOGIES INC
filed 2002-08-14
CIK 1096088

         As Filed with the Securities and Exchange Commission on August 14, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

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

As of August 12, 2002, the registrant had 33,650,076 shares of common stock, $.001 par value, issued and outstanding.

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

           Balance Sheet                                                  F-2
           Statements of Operations                                       F-3
           Statement of Stockholders' Equity                              F-4
           Statements of Cash Flows                                       F-7
           Notes to Financial Statements                                  F-9

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET - JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    770,236
  Accounts receivable                                                       305
  Inventory                                                              79,387
  Prepaid expenses                                                      177,688
                                                                   -------------

          Total current assets                                     $  1,027,616

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                             567,550

OTHER ASSETS:
  Software licensing, net of accumulated amortization                     9,800
  Software development costs, net of accumulated amortization           904,959
  Deposits                                                               52,068
  Trademarks, net of accumulated amortization                           131,958
  Patents                                                                61,990
                                                                   -------------

          Total other assets                                          1,160,775
                                                                   -------------

                                                                   $  2,755,941

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                            $    623,184

4% CONVERTIBLE NOTE PAYABLE, due January 7, 2004                   $      8,427
Less unamortized discount                                                (6,320)
                                                                   -------------

                                                                          2,107

4% CONVERTIBLE NOTE PAYABLE, due January 7, 2004                        152,500
Less unamortized discount                                              (114,375)
                                                                   -------------

                                                                         38,125

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 32,336,792 shares issued and outstanding                 32,512
  Additional paid-in capital                                         25,762,324
  Deficit accumulated during development stage                      (23,702,311)
                                                                   -------------

          Total stockholders' equity                                  2,092,525
                                                                   -------------

                                                                   $  2,755,941
                                                                   -------------

See accompanying notes to financial statements.

                                              ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)

                                                  SIX MONTHS ENDED              THREE MONTHS ENDED        FROM INCEPTION ON
                                              JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,   JANUARY 1, 1999 TO
                                                2002            2001            2002            2001       JUNE 30, 2002
                                           -------------   -------------   -------------   -------------   -------------
REVENUES                                   $    284,931    $    124,860    $        306    $     61,162    $    547,481

COST OF REVENUES                                 30,185          23,980              --           3,329         169,375
                                           -------------   -------------   -------------   -------------   -------------

GROSS PROFIT                                    254,746         100,880             306          57,833         378,106
                                           -------------   -------------   -------------   -------------   -------------

GENERAL AND ADMINISTRATIVE EXPENSES           3,998,943       4,124,257       2,110,846       1,832,494      24,080,417
                                           -------------   -------------   -------------   -------------   -------------

NET LOSS                                   $ (3,744,197)   $ (4,023,377)   $ (2,110,540)   $ (1,774,661)   $(23,702,311)
                                           =============   =============   =============   =============   =============

NET LOSS PER SHARE, basic and diluted      $      (0.13)   $      (0.31)   $      (0.07)   $      (0.13)
                                           =============   =============   =============   =============

WEIGHTED AVERAGE COMMON EQUIVALENT

  SHARES OUTSTANDING - BASIC AND DILUTED     28,013,414      13,106,333      30,222,468      13,301,047
                                           =============   =============   =============   =============

See accompanying notes to financial statements.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENT OF STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)

                                                                                          Deficit
                                                                                        accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in      development     stockholders'
                                            Shares         Amount          capital         stage           equity
                                        -------------   -------------   -------------  -------------   -------------
Balance at January 1, 1999                12,720,000    $     12,720    $         --   $         --    $     12,720

Net proceeds from issuance of
  common stock in connection
  with merger                              7,000,000           7,000         106,236             --         113,236

Net proceeds from issuance of
  common stock                             1,500,000           1,500       2,544,422             --       2,545,922

Net issuance of common stock in
  exchange for services                      150,000             150         299,850             --         300,000

Redemption of common stock               (10,000,000)        (10,000)             --             --         (10,000)

Net loss for the year ended
  December 31, 1999                               --              --              --     (1,782,215)     (1,782,215)
                                        -------------   -------------   -------------  -------------   -------------

Balance at December 31, 1999              11,370,000          11,370       2,950,508     (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                  312,500             313       1,779,523             --       1,779,836

Net proceeds from issuance of
  common stock and warrants                  988,560             988      12,145,193             --      12,146,181

Issuance of warrants in exchange
  for services                                    --              --          55,000             --          55,000

Issuance of options in exchange
  for services                                    --              --         199,311             --         199,311

Issuance of warrants in connection
  with financing                                  --              --       1,576,309             --       1,576,309

Net loss for the year ended
  December 31, 2000                               --              --              --     (9,397,620)     (9,397,620)
                                        -------------   -------------   -------------  -------------   -------------

Balance at December 31, 2000              12,671,060          12,671      18,705,844    (11,179,835)      7,538,680

                                                    (Continued)

See accompanying notes to financial statements.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENT OF STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)

                                                                                          Deficit
                                                                                        accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in      development     stockholders'
                                            Shares         Amount          capital         stage           equity
                                        -------------   -------------   -------------  -------------   -------------


Conversion of debt to equity, net
 of unamortized debt discount              3,220,765           3,220         571,867             --         575,087

Issuance of options in exchange
  for services                                    --              --          58,864             --          58,864

Issuance of stock and warrants in
  Connection with settlement                 110,000             110         247,940             --         248,050

Proceeds from sale of common stock
  and warrants, net of offering costs        702,350             702         839,318             --         840,020

Issuance of warrants in connection
  with debt financing                             --              --          92,400             --          92,400

Beneficial conversion feature
  embedded in debt securities                     --              --         417,450             --         417,450

Conversion of debt to
  equity - Laurus Master Fund              3,402,600           3,403         595,399             --         598,802

Conversion of debt to equity -
  Stonestreet Capital                      2,973,780           2,974         506,137             --         509,111

Net loss for the year ended
  December 31, 2001                               --              --              --     (8,778,279)     (8,778,279)
                                        -------------   -------------   -------------  -------------   -------------

Balance at December 31, 2001              23,080,555          23,080      22,035,219    (19,958,114)      2,100,185

Conversion of debt to equity               2,624,447           2,624         309,941             --         312,565

Issuance of warrants in connection
  With debt financing                             --              --         361,345             --         361,345

Beneficial conversion feature
  embedded in debt securities                     --              --         964,655             --         964,655

Issuance of options in exchange
  for services                                    --              --          76,138             --          76,138

                                                    (Continued)

See accompanying notes to financial statements.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENT OF STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)

                                                                                          Deficit
                                                                                        accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in      development     stockholders'
                                            Shares         Amount          capital         stage           equity
                                        -------------   -------------   -------------  -------------   -------------

Issuance of common stock                   2,666,667           2,667         721,166             --         723,833

Cashless exercise of warrants                 10,512              --              --             --              --

Conversion of debt to
  equity - Laurus Master Fund              2,067,629           2,254         694,774             --         697,028

Conversion of debt to
  equity - Stonestreet Capital             1,886,982           1,887         599,086             --         600,973

Net loss for the six months ended
  June 30, 2002                                   --              --              --     (3,744,197)     (3,744,197)
                                        -------------   -------------   -------------  -------------   -------------

Balance at June 30, 2002                  32,336,792    $     32,512    $ 25,762,324   $(23,702,311)   $  2,092,525
                                        =============   =============   =============  =============   =============

See accompanying notes to financial statements.

                                               ONE VOICE TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                                 STATEMENTS OF CASH FLOWS

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)

                                                                                                        From inception on
                                                          Six months ended       Six months ended      January 1, 1999 to
                                                            June 30, 2002          June 30, 2001          June 30, 2002
                                                            -------------          -------------          -------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                 $   (3,744,197)        $     (4,023,377)      $   (23,702,311)
                                                           ---------------        -----------------      ----------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                               424,517                  705,849             2,748,846
      Loss on disposal of assets                                      114                        -               500,115
      Amortization of discount on note payable                  1,430,404                   67,313             2,685,429
      Options issued in exchange for services                      38,000                   15,682               377,574
      Warrants issued in exchange for services                          -                        -               221,650

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Licensing revenue receivable                                    240                  323,156              (249,760)
      Advertising revenue receivable                                    -                        -               249,455
      Inventory                                                    30,066                    6,330               (79,387)
      Prepaid advertising                                               -                  100,000                     -
      Prepaid mailing lists                                             -                        -              (750,000)
      Prepaid expenses                                           (111,049)                (148,883)             (177,689)
      Deposits                                                     (3,766)                    (315)              (52,068)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                       (63,261)                (152,286)              623,184
      Deferred revenue                                                  -                  (37,500)              250,000
                                                           ---------------        -----------------      ----------------

          Total adjustments                                     1,745,265                  879,346             6,347,349
                                                           ---------------        -----------------      ----------------

          Net cash used for operating activities               (1,998,932)              (3,144,031)          (17,354,962)
                                                           ---------------        -----------------      ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                                  782                  (50,362)           (1,397,884)
  Software licensing                                               (6,013)                       -            (1,145,322)
  Software development costs                                         (980)                (255,878)           (1,561,203)
  Trademarks                                                       (3,585)                  (5,603)             (238,766)
  Patents                                                          (6,358)                       -               (65,374)
  Loan fees                                                             -                        -              (200,000)
                                                           ---------------        -----------------      ----------------

          Net cash used for investing activities                  (16,154)                (311,843)           (4,608,549)
                                                           ---------------        -----------------      ----------------

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

                                               ONE VOICE TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS (CONTINUED)

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)

                                                                                                        From inception on
                                                          Six months ended       Six months ended      January 1, 1999 to
                                                            June 30, 2002          June 30, 2001          June 30, 2002
                                                            -------------          -------------          -------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                     723,833                  840,020            18,461,747
  Proceeds from loans payable                                           -                        -               200,000
  Proceeds from convertible note payable                        1,326,000                        -             4,282,000
  Payments on loan payable officer stockholder                          -                        -              (200,000)
  Retirement of common stock, net                                       -                        -               (10,000)
                                                           ---------------        -----------------      ----------------

          Net cash provided by financing activities             2,049,833                  840,020            22,733,747
                                                           ---------------        -----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                    34,747               (2,615,854)              770,236
CASH AND CASH EQUIVALENTS, beginning of year                      735,489                4,387,622                     -
                                                           ---------------        -----------------      ----------------

CASH AND CASH EQUIVALENTS, end of year                     $      770,236         $      1,771,768       $       770,236
                                                           ===============        =================      ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $            -         $          1,266       $     1,791,475
                                                           ===============        =================      ================
  Income taxes paid                                        $          800         $              -       $         5,023
                                                           ===============        =================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                 $       76,138         $         15,682       $       334,312
                                                           ===============        =================      ================
   Warrants issued for settlement                          $            -         $              -       $       221,650
                                                           ===============        =================      ================
   Warrants issued in connection with financing            $    1,326,000         $        302,000       $     2,994,709
                                                           ===============        =================      ================
   Common Stock issued in exchange for debt                $            -         $        216,366       $       216,366
                                                           ===============        =================      ================
   Conversion of debt to equity                            $    1,604,138         $              -       $     3,287,138
                                                           ===============        =================      ================

See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002


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

                         SIX MONTHS ENDED JUNE 30, 2002


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


(3)      STOCKHOLDERS' EQUITY:

                  Equity Financing
                  ----------------

                  During May 2002, the Company entered into an equity financing agreement of up to $5 million, with an initial put demand by the Company for approximately $800,000 in exchange for 2,666,667 shares of the Company's common stock at a price of $0.30 per share. Subsequently, on August 8, 2002, $500,000 of the $800,000 investment was repriced and 833,334 shares of common stock was issued to the investors so that the average cost of the initial put was $0.22857 per share. Pursuant to this agreement, the Company can exercise its right to require the Investor to purchase a discretionary amount of the Company's common stock as determined by the Company, subject to the terms of the agreement. The minimum put amount is $150,000 and the offering price of the Company's common stock is determined on a formula, as set forth in the agreement. In addition, the Company also issued 300,000 warrants to purchase shares of the Companies commons stock at an exercise price of $0.43 per share. Subsequently, on August 8, 2002, the Company adjusted the exercise price on these warrants to $.20 per share due to a subsequent financing. The Company paid a finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43, the value of which has been netted against the gross proceeds.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2002


(3)      STOCKHOLDERS' EQUITY, CONTINUED:

                  Conversion of Debt
                  ------------------

                  During the three months ended March 31, 2002, approximately $381,075 of notes payable was converted into 1,047,723 shares of the Company's common stock at an average conversion price of $0.36 per share by Laurus Master Fund and Stonestreet Capital. In addition, Neville converted the remaining principal balance of $550,000 ($312,565 carrying book value, net of unamortized debt discount) related to the 5% Note Payable into 2,624,447 common shares.

                  During the three months ended June 30, 2002, approximately $917,000 of notes payable was converted into 2,907,000 shares of the Company's common stock at an average conversion price of $0.32 per share by Laurus Master Fund and Stonestreet Capital.


4)       SUBSEQUENT EVENTS:

                  On August 8, 2002, we entered into securities purchase agreement with two accredited investors, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft for the issuance of 4% convertible debentures in the aggregate amount of $650,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 491,400 common stock purchase warrants were issued to the investors. Each common stock purchase warrant has an exercise price of $.252. The commission for the transaction was 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

                  On August 8, 2002, the Company repriced Stonestreet's May 2002 investment and issued them 833,334 shares of common stock. In addition, the company repriced Stonestreet's common stock purchase warrants' exercise price to $.20 per share. The Company will recognize an expense for the additional consideration given up during the period the transaction occurred (third quarter of 2002).

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With millions of PC-based voice products deployed globally, One Voice is one of the voice sectors top technology providers behind Microsoft. One Voice has the products and technology to develop voice driven user interfaces to allow the Home Video Entertainment industry to deliver to their end users a "Voice Experience". A "Voice Experience" integrates the latest voice technology and multi-media content to allow users to interact with their computers in a multitude of new ways. User's can now navigate through content, surf the Internet, ask questions, participate in two-way conversations, search for information and play games by engaging their computers in an interactive spoken dialogue.

In the telecommunications sector, One Voice has developed a server-based, scalable voice technology platform that targets the mobile communications market. The MobileVoice(TM) Platform operates, delivers and supports a comprehensive suite of text messaging and two-way voice service applications, i.e., all using voice interface. One Voice is the first and only company to offer free-form Voice-to-Text Email, SMS, Instant Messaging and Paging from any phone all by voice. It was designed based on years of voice technology R&D and patented technology. The platform is easy to support and maintain and supports all digital and analog mobile handsets. The system delivers high accuracy performance in all mobile modes and environments. The system operates in a speaker independent mode for several services including Voice-Activated Dialing, Email Readback and Voice Mail. For Voice-to-Text messaging the system can be trained to recognize the user's speech in just seven minutes. Once training is completed, the system allows subscribers to send free-form SMS, Email and Paging messages to anyone, anytime.

On April 1, 2002, we announced that we were selected by Warner Home Video ("WHV") to incorporate our industry leading voice technology on the Harry Potter and the Sorcerer's Stone DVD. Our technology was distributed on every Harry Potter and the Sorcerer's Stone DVD globally in six languages. We estimate the distribution of this title alone to exceed 10 million copies. Under this agreement, WHV agrees to exclusively utilize One Voice as its preferred developer of voice technology and to grant us a right of first negotiation for additional titles. This agreement puts One Voice in a very strong position in the industry since we currently believe that we have no competitors.

Our initial estimates are over 1 million unique installations of our voice technology have occurred from the Harry Potter and the Sorcerer's Stone DVD with very positive feedback from WHV regarding the performance and acceptance of our technology. In July, 2002 we completed a second DVD title for WHV, whose title is to be announced shortly. We currently have sent proposals, for additional DVD licensing, out to Columbia TriStar Home Entertainment/Sony Pictures and New Line Cinema. There are no guarantees that either proposal will be accepted.

On May 21, 2002 we announced that we had signed a sales agreement for our voice solutions in the Interactive Home Entertainment market with InterActual Technologies, Inc., a leading developer of digital video entertainment for major motion picture studios. Under the terms of the agreement, InterActual will actively sell One Voice's technology in upcoming DVD titles that contain InterActual's technology. One Voice worked jointly with InterActual to bring voice technology to the blockbuster DVD Harry Potter and the Sorcerer's Stone produced by Warner Home Video. InterActual has a very impressive track record with the major studios and will be a valuable partner in targeting this fast-growing market.

On June 26, 2000 we announced the introduction of MobileVoice(TM) Enterprise - a complete communications and messaging solution designed for small to large corporate use. This scalable solution includes One Voice's advanced voice technology for Voice-Activated Dialing, E-Mail, SMS, Instant Messaging and Paging. One Voice is currently forming distribution partnerships to accelerate penetration of their services in the Enterprise market. Improving inter-company and intra-company communications is an immediate way for enterprises to reduce costs, accelerate key business processes and improve workflow. The MobileVoice Platform is uniquely positioned to deliver powerful and cost-effective solutions in the corporate sector. It was designed for high availability and reliability, and can be scaled from a single server solution capable of handling small companies to a multi-server solution for large geographically dispersed enterprises. The Enterprise solution, which resides behind the corporate firewall, offers mobile access to business critical information while maintaining the highest levels of corporate security. Additionally, the solution works with any mobile phone make or model and on all wireless carrier networks. Our efforts in this sector will complement our focus on the wireless and wireline markets and will be an additional source of revenue for the company.

On July 1, 2002 we announced impressive results from a major quantitative research study among current mobile phone subscribers in the U.S. The study was conducted with subscribers from carriers including: Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel. As representative of the entire subscriber base of these carriers, the results were overwhelming in terms of demand and willingness to pay for One Voice's MobileVoice Activated Dialing, MobileVoice Send and MobileVoice Read services. The study was paid for by One Voice and performed by the independent firm Harris Interactive, one of the world's largest and most respected market research firms and creator of the well-known Harris Poll(TM). The study delivered results that are highly accurate (+/- 4%) in terms of representation of the entire customer base and the ability to project the results. The study also showed that an overwhelming majority (over 75%) of mobile phone users were interested in MobileVoice and were willing to pay an average of $20 per month incremental to their current phone bill. Specifically, the percentages of mobile phone users indicating interest in MobileVoice were as follows: MobileVoice Activated Dialing (76%), MobileVoice Send - sending E-Mail, Instant and SMS messages (63%) and MobileVoice Read - E-Mail reader (49%). They highlight the opportunity for the MobileVoice services and the ability to generate incremental revenue, with high margins, for telco carriers who are under increasing profit pressure and are looking for ways to generate incremental revenue from their existing infrastructure and handsets, while minimizing capital expenditures. The MobileVoice services utilize existing infrastructure equipment, require little upfront carrier cost and can be offered to 100% of a carrier's subscriber base immediately, regardless of the phone make, model or technology (GSM, CDMA, TDMA, iDEN).

On July 9, 2002, we announced we had joined Microsoft, Cisco, Intel, Comverse and several other industry leading companies in the SALT (Speech Application Language Tags) Forum. The SALT Forum is chartered with developing an open, platform-independent solution for telephony and multimodal speech applications. This Forum brings together a diverse group of companies sharing a common interest in developing and promoting speech technologies for multimodal applications.

On July 22, 2002, we demonstrated our MobileVoice solutions at the Cool Demo Lounge portion of the VOX2002 conference held at the Hyatt Regency Embarcadero in San Francisco, California. The Kelsey Group, which hosted the event, selected One Voice as one of a small number of industry leaders, to demonstrate breakthrough wireless applications. The Kelsey Group expects voice-activation of `everyday' services to have a much needed multiplier effect on telecommunications carriers' top line revenues. The conference focused on voice and wireless applications and their use in a variety of markets. Attendees include telecommunications operators, unified messaging vendors and corporations interested in applying voice technology in a variety of different solutions. The Cool Demo Lounge event focused on hot new applications that solve real world problems and drive return on investment in the wireless telecommunications industry. During our presentation, we sent a voice-to-text message consisting of "The Pledge of Allegiance" from a mobile phone on stage to multiple mobile devices in the audience.

In July 2002, we were selected by SAIC (Science Applications International Corporation), a leading technology integrator for the government and telecommunications industries, to be included in their Request For Information
(RFI) for a telematics solution for a large automotive manufacturer. We were selected for inclusion in this RFI based on our technology and expertise in the voice sector. SAIC has assembled a team of companies, including One Voice, to provide a telematics solution for the requesting automotive manufacturer. Our position on the team would be to create the voice interface for the project. The next step in this process is for SAIC to be selected to submit a proposal, known as a Request For Proposal or RFP. There is no guarantee that SAIC will be selected to submit a proposal nor if a proposal is submitted that it will be accepted.

In July 2002 we were selected by an educational software company to develop a prototype voice driven PC based application. Both companies jointly agreed to work together to add our voice technology into one of their existing PC based educational titles. This prototype was completed in August 2002 and will be evaluated for full deployment in their educational titles. If accepted, we anticipate this project to be royalty based with domestic distribution. There are no guarantees that this prototype will lead to a contract nor subsequent distribution of any kind.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended June 30, 2002 and 2001.


                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------


                            Quarter Ended           Quarter Ended
----------------------------------------------------------------------
                            June 30, 2002           June 30, 2001
----------------------------------------------------------------------
                          -------------------     ------------------
----------------------------------------------------------------------
Net Revenues               $       306              $    61,162
----------------------------------------------------------------------
Operating expenses         $ 2,110,846              $ 1,832,494
----------------------------------------------------------------------
Net loss                   $(2,110,540)             $(1,774,661)
----------------------------------------------------------------------


DISCUSSION OF THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001.

Net revenues totaled $306 for the three months ended June 30, 2002. Net revenues of $61,162 were earned for the three months ended June 30, 2001. The recognition of revenues in the second quarter of 2001 resulted primarily from product licensing in exchange for advertising as compared to none during the second quarter of 2002. The Company currently has one project, which will be recognized into revenues in the third quarter of 2002.

Operating expenses increased to $2,110,846 for the three months ended June 30, 2002, as compared to $1,832,494 for the same period in 2001. This increase in operating expenses over the same quarter in 2001 was a direct result of the increase in the non-cash interest expense associated with debt financings. Non-cash interest expense increased $824,314 to $861,367 for the three months ended June 30, 2002, as compared to $37,053 for the same period in 2001. All other expense categories decreased for the period as compared to the year prior. Salary and wage expense was $367,437 for the three months ended June 30, 2002 as compared to $504,765 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $11,282 for the three months ended June 30, 2002 as compared to $50,146 for the same period in 2001. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Professional fees and consulting expenses decreased to $136,186 for the three months ended June 30, 2002 from $205,878 for the same period in 2001. Depreciation and amortization expenses decreased to $213,216 for the three months ended June 30, 2002 from $352,992 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

We had a net loss of $2,110,540 or basic and diluted net loss per share of $0.07 for the three months ended June 30, 2002 compared to $1,774,661 or basic and diluted net loss per share of $0.13 for the same period in 2001.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------


                            6 Months Ended          6 Months Ended
----------------------------------------------------------------------
                            June 30, 2002           June 30, 2001
----------------------------------------------------------------------
                          -------------------     ------------------
----------------------------------------------------------------------
Net Revenues                  $    284,931             $   124,860
----------------------------------------------------------------------
Operating expenses            $  3,998,943             $ 4,124,257
----------------------------------------------------------------------
Net loss                      $(3,744,197)             $(4,023,377)
----------------------------------------------------------------------


DISCUSSION OF THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001.

Net revenues totaled $284,931 for the six months ended June 30, 2002. Net revenues of $124,860 were earned for the six months ended June 30, 2001. The recognition of revenues in the first six months of 2002 resulted primarily from product licensing and work performed for Warner Home Video. The recognition of revenues in the first six months of 2001 resulted primarily from product licensing in exchange for advertising.

Operating expenses decreased to $3,998,943 for the six months ended June 30, 2002 from $4,124,257 for the same period in 2001. The net decrease in operating expenses over the same quarter in 2001 was a direct result of the increased non-cash interest expense associated with debt financings being offset by all other expense categories, which decreased for the period as compared to the year prior. Non-cash interest expense increased $1,363,091 to $1,430,404 for the three months ended June 30, 2002, as compared to $67,313 for the same period in 2001. Salary and wage expense decreased to $744,468 for the six months ended June 30, 2002 as compared to $1,302,520 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $18,591 for the six months ended June 30, 2002 as compared to $261,210 for the same period in 2001. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Professional fees and consulting expenses decreased to $304,914 for the six months ended June 30, 2002 from $344,714 for the same period in 2001. Depreciation and amortization expenses decreased to $424,517 for the six months ended June 30, 2002 from $705,849 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

We had a net loss of $3,744,197 or basic and diluted net loss per share of $0.13 for the six months ended June 30, 2002 compared to $4,023,377 or basic and diluted net loss per share of $0.31 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 we had working capital of $404,432 as compared with $2,203,489 at June 30, 2001.

Net cash used for operating activities was $754,176 for the quarter ended June 30, 2002 compared to $1,305,661 for the quarter ended June 30, 2001. From inception on January 1, 1999 to June 30, 2002, net cash used for operating activities was $17,354,962.

Net cash used for investing activities was $8,976 for the quarter ended June 30, 2002 compared to $62,145 for the quarter ended June 30, 2001. From inception on January 1, 1999 to June 30, 2002, net cash used for investing activities was $4,608,549.

Net cash provided by financing activities was $723,831 for the quarter ended June 30, 2002 compared to $840,020 for the quarter ended June 30, 2001. From inception on January 1, 1999 to June 30, 2002 net cash provided by financing activities was $22,733,747.

We incurred a net loss of $2,110,540 during the quarter ended June 30, 2002, and had an accumulated deficit of $23,702,311. Our losses through June 2002 included amortization of software licensing agreements and development costs, salaries and wages, interest and general operating expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

Cash flow from sales began in the first quarter 2002.

On May 7, 2002, we closed a non-exclusive equity financing agreement for up to $5.8 million with Stonestreet Limited Partnership, with an initial put demand by us for $800,000 which funded at closing. The initial $800,000 was in exchange for 2,666,666 shares of our common stock at a price of $0.30 per share. In addition, at closing, we issued 300,000 warrants to purchase shares of our common stock at an exercise price of $0.43 per share. We also paid a one-time finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43 per share. For the remaining $5 million, on a monthly basis, we can exercise our right to require Stonestreet to purchase a discretionary amount of our common stock, as determined by us, subject to the terms of the agreement. The monthly amount we can require Stonestreet to purchase is between $100,000 and $400,000, depending on average volume levels and price, from which the offering price of our common stock is determined on a formula as set forth in the agreement.

On August 8, 2002, we repriced Stonestreet's May 2002 investment and issued them 833,334 shares of common stock. In addition, we repriced Stonestreet's common stock purchase warrants exercise price to $.20 per share.

On August 8, 2002, we entered into securities purchase agreement with two accredited investor, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft for the issuance of 4% convertible debentures in the aggregate amount of $650,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 491,400 common stock purchase warrants were issued to the investors. Each common stock purchase warrant has an exercise price of $.252. The commissions for the transactions were 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

The losses through the quarter ended June 30, 2002 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: debt issue costs, salaries, legal fees, consulting fees, insurance, licensing cost, as well as amortization expense relating to software development. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in our solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

Not applicable.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending August 13, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

On August 8, 2002, we repriced Stonestreet's May 2002 investment and issued them 833,334 shares of common stock. In addition, we repriced Stonestreet's common stock purchase warrants exercise price to $.20 per share.

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

On August 8, 2002, we entered into securities purchase agreement with two accredited investor, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft for the issuance of 4% convertible debentures in the aggregate amount of $650,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 491,400 common stock purchase warrants were issued to the investors. Each common stock purchase warrant has an exercise price of $.252. The commission for the transactions were 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

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


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.


ITEM 5.           OTHER INFORMATION

                  In August 2001, we received a letter from Nasdaq notifying us that since the bid price of our common stock had fallen below $1.00 per share, our common stock would be delisted from Nasdaq within 90 days, unless the price increased above $1.00 prior to that time. In October 2001, Nasdaq announced that it was delaying the review of companies that failed to meet the minimum bid price requirements. In February 2002, we received a letter from Nasdaq notifying us that if we do no meet the minimum bid per share requirement by August 13, 2002, our common stock will be delisted from Nasdaq to the over-the-counter bulletin board, unless we make an appeal.


ITEM 6.           EXHIBITS AND REPORTS ON 8-K:

(a)      Exhibits.

Exhibit Number               Description
--------------               -----------

99.1 Certification of the Chief Executive Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation


Date:  August 14, 2002     By:  /s/ Dean Weber
                              ------------------------------------------------
                                DEAN WEBER, Chairman & Chief Executive Officer



Date: August 14, 2002      By:  /s/ Rahoul Sharan
                              ------------------------------------------------
                                RAHOUL SHARAN, Chief Financial Officer