Form 10QSB
period 2002-09-30
ONE VOICE TECHNOLOGIES INC
filed 2002-11-15
CIK 1096088

As Filed with the Securities and Exchange Commission on November 14, 2002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                  Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 13, 2002, the registrant had 37,828,981 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

           Balance Sheet                                                 F-3
           Statements of Operations                                      F-4
           Statement of Stockholders' Equity                             F-5
           Statements of Cash Flows                                      F-8
           Notes to Financial Statements                                 F-10

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   601,551
  Accounts receivable                                        325
  Inventory                                               79,387
  Prepaid expenses                                        94,077
                                                     ------------

          Total current assets                                      $   775,340

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                             475,257

OTHER ASSETS:
  Software licensing, net of accumulated
   amortization                                            6,776
  Software development costs, net of
   accumulated amortization                              809,964
  Deposits                                                49,310
  Trademarks, net of accumulated amortization            117,407
  Patents                                                 62,200
                                                     ------------

          Total other assets                                          1,045,657
                                                                    ------------
                                                                    $ 2,296,254
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                             $   596,085

4% CONVERTIBLE NOTE PAYABLE, due August 6, 2004      $   150,000
Less unamortized discount                                (91,846)
                                                     ------------

                                                                         58,154

4% CONVERTIBLE NOTE PAYABLE, due August 6, 2004          405,000
Less unamortized discount                               (247,988)
                                                     ------------

                                                                        157,012

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                                -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 35,099,849 shares
    issued and outstanding                                35,099
  Additional paid-in capital                          26,673,933
  Deficit accumulated during development stage       (25,224,029)
                                                     ------------

          Total stockholders' equity                                  1,485,003
                                                                    ------------

                                                                    $ 2,296,254
                                                                    ============

See accompanying notes to financial statements.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                              STATEMENTS OF OPERATIONS

                                                     (UNAUDITED)
                                                                                                  FROM INCEPTION
                                                                                                 ON JANUARY 1, 1999
                                           NINE MONTHS ENDED              THREE MONTHS ENDED             TO
                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                           2002            2001           2002            2001           2002
                                      -------------   -------------  -------------   -------------  -------------

REVENUE                               $    314,931    $    185,678   $     30,000    $     60,818   $    577,481

COST OF REVENUES                            30,364          25,950            180           1,970        169,555
                                      -------------   -------------  -------------   -------------  -------------

GROSS PROFIT                               284,567         159,728         29,820          58,848        407,926
                                      -------------   -------------  -------------   -------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES      5,550,482       6,527,250      1,551,538       2,402,994     25,631,955
                                      -------------   -------------  -------------   -------------  -------------

NET LOSS                              $ (5,265,915)   $  6,367,522)  $ (1,521,718)   $  2,344,146)  $(25,224,029)
                                      =============   =============  =============   =============  =============

NET LOSS PER SHARE, basic and
 diluted                                  $  (0.18)   $      (0.46)  $      (0.05)   $      (0.16)
                                      =============   =============  =============   =============

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING - BASIC AND
   DILUTED                              29,922,324      13,723,297     32,667,295      14,582,506
                                      =============   =============  =============   =============

See accompanying notes to financial statements.


                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)

                                                                                       Deficit
                                                                                     accumulated
                                              Common stock            Additional        during          Total
                                     -----------------------------     paid-in        development    stockholders'
                                         Shares          Amount        capital          stage           equity
                                     -------------   -------------   -------------   -------------   -------------

Balance at January 1, 1999             12,720,000    $     12,720        $      -      $        -    $     12,720

Net proceeds from issuance of
  common stock in connection
  with merger                           7,000,000           7,000         106,236               -         113,236

Net proceeds from issuance of
  common stock                          1,500,000           1,500       2,544,422               -       2,545,922

Net issuance of common stock in
  exchange for services                   150,000             150         299,850               -         300,000

Redemption of common stock            (10,000,000)        (10,000)              -               -         (10,000)

Net loss for the year ended
  December 31, 1999                             -               -               -      (1,782,215)     (1,782,215)
                                     -------------   -------------   -------------   -------------   -------------

Balance at December 31, 1999           11,370,000          11,370       2,950,508      (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants               312,500             313       1,779,523               -       1,779,836

Net proceeds from issuance of
  common stock and warrants               988,560             988      12,145,193               -      12,146,181

Issuance of warrants in exchange
  for services                                  -               -          55,000               -          55,000

Issuance of options in exchange
  for services                                  -               -         199,311               -         199,311

Issuance of warrants in connection
  with financing                                -               -       1,576,309               -       1,576,309

Net loss for the year ended
  December 31, 2000                             -               -               -      (9,397,620)     (9,397,620)
                                     -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2000           12,671,060          12,671      18,705,844     (11,179,835)      7,538,680

                                                    (Continued)

See accompanying notes to financial statements.


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                  (UNAUDITED)
                                                                                    Deficit
                                                                                  accumulated
                                               Common stock          Additional     during         Total
                                        --------------------------    paid-in     development   stockholders'
                                           Shares         Amount      capital        stage         equity
                                        ------------  ------------  ------------  ------------   ------------
Conversion of debt to equity, net
 of unamortized debt discount             3,220,765         3,220       571,867             -        575,087

Issuance of options in exchange
  for services                                    -             -        58,864             -         58,864

Issuance of stock and warrants in
  connection with settlement                110,000           110       247,940             -        248,050

Proceeds from sale of common stock
  and warrants, net of offering costs       702,350           702       839,318             -        840,020

Issuance of warrants in connection
  with debt financing                             -             -        92,400             -         92,400

Beneficial conversion feature
  embedded in debt securities                     -             -       417,450             -        417,450

Conversion of debt to
  equity - Laurus Master Fund             3,402,600         3,403       595,399             -        598,802

Conversion of debt to equity -
  Stonestreet Capital                     2,973,780         2,974       506,137             -        509,111

Net loss for the year ended
  December 31, 2001                               -             -             -    (8,778,279)    (8,778,279)
                                        ------------  ------------  ------------  ------------   ------------

Balance at December 31, 2001             23,080,555        23,080    22,035,219   (19,958,114)     2,100,185

Conversion of debt to equity              2,624,447         2,624       309,941             -        312,565

Issuance of warrants in connection
  with debt financing                             -             -       451,716             -        451,716

Beneficial conversion feature
  embedded in debt securities                     -             -     1,317,016             -      1,317,016

Issuance of options in exchange
  for services                                    -             -       107,276             -        107,276

                                                  (Continued)

See accompanying notes to financial statements.


                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                    (UNAUDITED)
                                                                                       Deficit
                                                                                     accumulated
                                              Common stock            Additional        during          Total
                                     -----------------------------     paid-in        development    stockholders'
                                         Shares          Amount        capital          stage           equity
                                     -------------   -------------   -------------   -------------   -------------

Issuance of common stock                2,666,667           2,667         721,166               -         723,833

Cashless exercise of warrants              10,512              11             (11)              -               -

Exercise of warrants for cash              20,000              20           3,380               -           3,400

Re-pricing adjustment for
 warrants outstanding                           -               -           6,000               -           6,000

Shares issued in re-pricing-
  Stonestreet Capital                     833,334             833         174,167               -         175,000

Conversion of debt to
  equity - Laurus Master Fund           2,110,129           2,110         703,344               -         705,454

Conversion of debt to
  equity - Stonestreet Capital          3,004,411           3,004         750,469               -         753,473

Conversion of debt to
  equity - Alpha Capital                  749,794             750          94,250               -          95,000

Net loss for the nine months ended
  September 30, 2002                            -               -               -      (5,265,915)     (5,265,915)
                                     -------------   -------------   -------------   -------------   -------------

Balance at September 30, 2002          35,099,849    $     35,099    $ 26,673,933    $(25,224,029)   $  1,485,003
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


                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                               STATEMENTS OF CASH FLOWS

                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      (UNAUDITED)
                                                                                                    From inception on
                                                          Nine months ended    Nine months ended   January 1, 1999 to
                                                         September 30, 2002   September 30, 2001   September 30, 2002
                                                         ------------------   ------------------   ------------------

CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                 $   (5,265,915)      $   (6,367,522)      $  (25,224,029)
                                                           ---------------      ---------------      ---------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                               637,600              958,896            2,961,929
      Loss on disposal of assets                                      114              500,000              500,115
      Amortization of discount and finance cost                 1,869,858              342,892            3,124,883
      Options issued in exchange for services                     107,276              104,922              446,850
      Warrants issued in exchange for services                          -                    -              221,650

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Licensing revenue receivable                                    219              324,280             (249,739)
      Advertising revenue receivable                                    -                    -              249,455
      Inventory                                                    30,067                6,424              (79,387)
      Prepaid advertising                                               -              150,000                    -
      Prepaid mailing lists                                             -                    -             (750,000)
      Prepaid expenses                                            (27,438)              52,824              (94,078)
      Deposits                                                     (1,008)                (315)             (49,310)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                       (90,363)            (331,298)             793,649
      Deferred revenue                                                  -              (56,250)             250,000
                                                           ---------------      ---------------      ---------------

          Total adjustments                                     2,526,325            2,052,375            7,326,017
                                                           ---------------      ---------------      ---------------

          Net cash used for operating activities               (2,739,590)          (4,315,147)         (17,898,012)
                                                           ---------------      ---------------      ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                                  847              (63,694)          (1,397,819)
  Software licensing                                               (6,013)                   -           (1,145,322)
  Software development costs                                       (3,680)            (262,278)          (1,563,903)
  Trademarks                                                       (3,585)              (6,357)            (238,766)
  Patents                                                         (12,150)              (1,790)             (65,374)
  Loan fees                                                             -                    -             (200,000)
  Increase in escrow account                                            -              200,000             (200,000)
                                                           ---------------      ---------------      ---------------

          Net cash used for investing activities                  (24,581)            (134,119)          (4,811,184)
                                                           ---------------      ---------------      ---------------

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


                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF CASH FLOWS (CONTINUED)

                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      (UNAUDITED)

                                                                                                   From inception on
                                                          Nine months ended   Nine months ended    January 1, 1999 to
                                                         September 30, 2002   September 30, 2001   September 30, 2002
                                                         ------------------   ------------------   ------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                     727,233              840,020           18,461,747
  Proceeds from loans payable                                           -                    -              200,000
  Proceeds from convertible note payable                        1,903,000              956,000            4,859,000
  Payments on loan payable officer stockholder                          -             (200,000)            (200,000)
  Retirement of common stock, net                                       -                    -              (10,000)
                                                           ---------------      ---------------      ---------------

          Net cash provided by financing activities             2,630,233            1,596,020           23,310,747
                                                           ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                  (133,938)          (2,853,246)             601,551
CASH AND CASH EQUIVALENTS, beginning of year                      735,489            4,387,622                    -
                                                           ---------------      ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of year                     $      601,551       $    1,534,376       $      601,551
                                                           ===============      ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $            -       $        1,266       $   1,791,4750
                                                           ===============      ===============      ===============
  Income taxes paid                                        $          800       $            -       $        5,023
                                                           ===============      ===============      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                 $      107,276       $       23,522       $      365,450
                                                           ===============      ===============      ===============
   Shares issued for re-pricing of conversion rate         $      175,000       $            -       $      175,000
                                                           ===============      ===============      ===============
   Warrants issued for settlement                          $            -       $            -       $      221,650
                                                           ===============      ===============      ===============
   Warrants issued in connection with financing            $      451,716       $      394,400       $    3,085,080
                                                           ===============      ===============      ===============
   Common Stock issued in exchange for debt                $    1,860,062       $      391,365       $    3,543,062
                                                           ===============      ===============      ===============
   Beneficial conversion feature of debt to equity         $    1,317,016       $      325,000       $    1,734,466
                                                           ===============      ===============      ===============
   Common shares issued for settlement                     $            -       $       81,400       $       81,400
                                                           ===============      ===============      ===============


See accompanying notes to financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

(1) ORGANIZATION:

         Conversational Systems, Inc. was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    INTERIM FINANCIAL STATEMENTS:
    -----------------------------

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

(3) STOCKHOLDERS' EQUITY:

         Conversion of Debt
         ------------------

         During the three months ended March 31, 2002, approximately $381,075 of notes payable was converted into approximately 1,047,000 shares of the Company's common stock at an average conversion price of $0.36 per share by Laurus Master Fund and Stonestreet Capital. In addition, Neville converted the remaining principal balance of $550,000 ($312,565 carrying book value, net of unamortized debt discount) related to the 5% Note Payable into 2,624,447 common shares.

         During the three months ended June 30, 2002, approximately $917,000 of notes payable was converted into approximately 2,907,000 shares of the Company's common stock at an average conversion price of $0.32 per share by Laurus Master Fund and Stonestreet Capital.

         During the three months ended September 30, 2002, approximately $255,925 of notes payable was converted into approximately 1,910,000 shares of the Company's common stock at an average conversion price of $0.13 per share by Laurus Master Fund, Stonestreet Capital, and Alpha Capital Aktiengesellschaft.

         Equity Financing
         ----------------

         During May 2002, the Company entered into an equity financing agreement of up to $5 million, with an initial put demand by the Company for approximately $800,000 in exchange for 2,666,667 shares of the Company's common stock at a price of $0.30 per share. Subsequently, on August 8, 2002, $500,000 of the $800,000 investment was repriced and 833,334 shares (valued at $175,000) of common stock was issued to the investors so that the average cost of the initial put was $0.22857 per share. Pursuant to the original agreement, the Company can exercise its right to require the Investor to purchase a discretionary amount of the Company's common stock as determined by the Company, subject to the terms of the agreement. The minimum put amount is $150,000 and the offering price of the Company's common stock is determined on a formula, as set forth in the agreement. The Company recognized an expense of $175,000 from the issuance of additional 833,334 common shares.

         The Company also issued 300,000 warrants in May 2002, to purchase shares of the Company's common stock at an exercise price of $0.43 per share. Subsequently, on August 8, 2002, the Company adjusted the exercise price on these warrants to $.20 per share due to a subsequent financing. The Company paid a finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43, the value of which has been netted against the gross proceeds. During the period ended September 30, 2002, the Company accounted for the change in exercise under variable accounting and recognized an expense of $6,000 during the period

         On August 8, 2002, we entered into securities purchase agreement with two accredited investors, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft for the issuance of 4% convertible debentures (effective interest rate of 45%) in the aggregate amount of $650,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 491,400 common stock purchase warrants were issued to the investors. Each common stock purchase warrant has an exercise price of $.252. The commission for the transaction was 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment. Net proceeds amounted to $577,000, net of debt issue cash cost of $73,000. The value of the warrants amounted to $90,371 and the beneficial conversion feature amounted to $352,361 pursuant to EITF 00-27. Total debt issue cost of $515,732 is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

(4) SUBSEQUENT EVENT:

During October 2002, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft converted $125,000 and $150,000 into 1,042,000 and 1,290,000 common shares, respectively. The approximate average conversion price was $0.12 per share.

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

With millions of PC-based voice products deployed globally, One Voice is one of the voice sectors top technology providers behind Microsoft. One Voice has the products and technology to develop voice driven user interfaces for the Telecom, Interactive Multimedia and Telematics markets.

Our sales goals are divided into both near-term and long-term objectives. In the near-term, we are heavily targeting the Interactive Multimedia sector. This sector includes Home Video DVD revenue by integrating our voice technology on DVD-ROM content. Our product, called One Voice DVD(TM), allows motion picture studios to add voice technology to their DVD-ROM special features. This allows viewers to voice navigate the DVD-ROM, play interactive voice driven games, and much more. The One Voice DVD product is a creative tool for content developers and works seamlessly with standard tools including HTML, JavaScript and Macromedia Flash. To date, we have generated revenue from three DVD-ROM titles in up to six languages for worldwide distribution. Our first premier customer in this sector was Warner Home Video who selected One Voice to create a spellbinding experience for their super blockbuster hit Harry Potter and the Sorcerer's Stone. One Voice DVD allows viewers to talk to Harry Potter on the

DVD-ROM to voice navigate the special features disc and is included on all Harry Potter and the Sorcerer's Stone DVD's sold globally. Subsequently, we have generated sales from two additional DVD titles. We see this segment of the business will continue to grow as voice gains exposure in the Home Entertainment sector. We feel One Voice is in a strong position for growth in this industry by having the Warner Home Video account and our strong partnership with InterActual, a leading technology provider and integrator in this sector. We are currently in talks with several other major motion picture studios regarding our voice solutions for their DVD-ROM content.

Additional near-term revenue goals in our Interactive Multimedia segment include bundling our IVAN technology with PC and Tablet PC manufacturers. We are currently in talks with several major PC manufacturers to bundle our technology on their PC's. We feel the need for powerful voice solutions in this sector has never been higher. Today, the vast majority of new PC's are multimedia enabled which means they ship with a microphone, speakers, high-end CPU and sound card. Our IVAN product and technology is the only product in the voice sector to offer free-form, natural conversational input allowing for a dynamic human-to-computer interaction and free-form natural languages searching. We believe this segment of the business will grow and eventually lead to revenue generation due to renewed interest from PC manufacturers and the recent launch of the new Tablet PC market. The Tablet PC market is strongly supported by Microsoft, which recently launched Windows XP Tablet PC Edition. We announced a partnering with Philips Electronics (NYSE: PHG) to jointly develop voice-enabled applications for the Tablet PC sector. Our partnering with Philips will accelerate our technological development of voice solutions in multiple languages with support in up to 20 languages.

Our long-term sales goals are in the Telecom sector to develop voice subscriber services for wireless and wireline carriers. Our MobileVoice(TM) Platform consists of a comprehensive suite of voice services which include:
Voice-Dialing, E-Mail Reading, E-Mail Sending and Voice-to-Text Messaging. One Voice is the first and only company to offer free-form Voice-to-Text Email, SMS, Instant Messaging and Paging from any phone, all by voice. This technology was designed based on years of R&D and patented technology. MobileVoice delivers high accuracy performance in mobile environments. It operates in a speaker independent mode for services including Voice-Activated Dialing, Email Readback and Voice Mail. For Voice-to-Text messaging the system can be trained to recognize the user's speech in just seven minutes. Once training is completed, the system allows subscribers to send free-form SMS, E-Mail and Paging messages to anyone, anytime and from any phone. We see tremendous revenue opportunity and growth potential for our solutions in this sector and are currently in the proposal stage with two large carriers. Additionally, we are in talks with wireline and digital telephone cable operators along with several wireless carriers. The market for voice subscriber services is growing but the sales cycle is longer than the Interactive Multimedia segment of our business. This is due to many factors including the slowdown in the Telecom sector and the multi-decision, multi-departmental sales process typical with carriers. Recently, we announced a partnering with Philips Electronics to offer speech-enabled telephony solutions to European carriers. Our partnering with Philips has proven to be very successful resulting in several introductions and on-going discussions with carriers in Europe. We also announced a partnering with IBM where IBM has funded testing of our MobileVoice solutions in their in-house labs. This has resulted in the qualification of MobileVoice on IBM xSeries servers and the development of joint sales/marketing materials for both companies.

To further support our near-term and long-term sales goals we are finalizing additional funding with our current investors and anticipate this will close very shortly. This funding will give us several months additional working capital and we feel confident that our investor will continue to fund us until such time that we generate sufficient revenue to sustain operations.

In July, 2002 we announced impressive results from a major quantitative research study among current mobile phone subscribers in the U.S. The study was conducted with subscribers from carriers including: Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel. As representative of the entire subscriber base of these carriers, the results were overwhelming in terms of demand and willingness to pay for One Voice's MobileVoice Activated Dialing, MobileVoice Send and

MobileVoice Read services. The study was performed by the independent firm Harris Interactive, one of the world's largest and most respected market research firms and creator of the well-known Harris Poll(TM). The study delivered results that are highly accurate (+/- 4%) in terms of representation of the entire customer base and the ability to project the results. The study also showed that an overwhelming majority (over 75%) of mobile phone users were interested in MobileVoice and were willing to pay an average of $20 per month incremental to their current phone bill. Specifically, the percentages of mobile phone users indicating interest in MobileVoice were as follows: MobileVoice Activated Dialing (76%), MobileVoice Send - sending E-Mail, Instant and SMS messages (63%) and MobileVoice Read - E-Mail reader (49%). These results highlight the opportunity for the MobileVoice services and the ability to generate incremental revenue, with high margins, for carriers who are under increasing profit pressure and are looking for ways to generate incremental revenue from their existing infrastructure and handsets, while minimizing capital expenditures. The MobileVoice services utilize existing infrastructure equipment, require little upfront carrier cost and can be offered to 100% of a carrier's subscriber base immediately, regardless of the phone make, model or technology (GSM, CDMA, TDMA, iDEN).

In July, 2002 we announced we had joined Microsoft, Cisco, Intel, Comverse and several other industry leading companies in the SALT (Speech Application Language Tags) Forum. The SALT Forum is chartered with developing an open, platform-independent solution for telephony and multimodal speech applications. This Forum brings together a diverse group of companies sharing a common interest in developing and promoting speech technologies for multimodal applications.

In July, 2002 we were selected by The Kelsey Group, a leading research firm focused on wireless and next-generation communications networks, to demonstrate our MobileVoice solutions at the Cool Demo Lounge portion of the VOX2002 conference. We were selected as one of a small number of industry leaders to demonstrate breakthrough wireless applications. The Kelsey Group expects voice-activation of `everyday' services to have a much needed multiplier effect on telecommunications carriers' top line revenues. The conference focused on voice and wireless applications and their use in a variety of markets. Attendees include telecommunications operators, unified messaging vendors and corporations interested in applying voice technology in a variety of different solutions. The Cool Demo Lounge event focused on hot new applications that solve real world problems and drive return on investment in the wireless telecommunications industry. During our presentation, we sent a Voice-to-Text E-Mail, SMS and Paging message consisting of "The Pledge of Allegiance" spoken into a mobile phone and sent as a text message to multiple wireless devices. This demonstration was significant as it showcased our outstanding technology to the voice industry and highlighted the fact that we are the first and only company with Voice-to-Text mobile capabilities that addresses real-world solutions for mobile text messaging by voice.

In July, 2002 we were selected by SAIC (Science Applications International Corporation), a leading technology integrator for the government and telecommunications industries, to be included in their Request For Information
(RFI) for a telematics solution for a large automotive manufacturer. We were selected for inclusion in this RFI based on our technology and expertise in the voice sector. SAIC assembled a team of companies, including One Voice, to provide a telematics solution for the requesting automotive manufacturer. Our position on the team would be to create the voice interface for the project. Subsequently, we were informed that SAIC was not awarded this contract.

In July, 2002 we were selected by an educational software company to develop a prototype voice driven PC based application. Both companies jointly agreed to work together to add our voice technology into one of their existing PC based educational titles. This prototype was completed in August 2002 and will be evaluated for full deployment in their educational titles. If accepted, we anticipate this project to be royalty based with domestic distribution. We are in continued talks with this company to identify appropriate titles for voice interactivity if their decision is to move forward with this project.

In August, 2002 we announced that we received a Nasdaq Staff Determination on August 14, 2002 that we failed to comply with the Minimum Bid Price requirement for continued listing as set forth in Marketplace Rule 4310(c)(4). As a result, the common stock of One Voice was removed from The Nasdaq SmallCap Market and listed on the Over-the-Counter Bulletin Board on August 22, 2002.

In August, 2002 we announced that we have been awarded a patent by the U.S. Patent and Trademark Office. Specifically, U.S. Patent No. 6,434,524 was issued covering "Object Interactive User Interface Using Speech Recognition and Natural Language Processing. The patent was filed in October 1999 and is the first of a series of patents filed on One Voice's 4th Generation voice technology covering human to computer interaction with Natural Language Processing (NLP) intelligence and Speech Recognition input from desktop, embedded and wireless devices. This is another critical step in establishing our position in the voice technology market for the wireless and desktop computer industries. It is a strong validation of our efforts to-date and will pave the way for advances of our innovative technology in the market.

In September, 2002 we announced that One Voice and Philips Electronics' Speech Processing business unit, a leading provider of speech recognition technology, that both companies will work closely to offer speech-enabled telephony solutions to the European carrier markets. These solutions will combine technology from both companies to create European language versions of One Voice's MobileVoice(TM) E-mail, MobileVoice SMS and MobileVoice InstantMessenger, allowing wireless phone users the ability to send free-format voice-to-text messages from any phone, make or model, by using only their voice. Under the partnership, Philips will provide core speech technology in major European languages and assistance with integration into One Voice's MobileVoice Platform. MobileVoice is the industry's only free-format voice-to-text solution available that enables wireless phone users to compose and send e-mail, SMS (Short Message Service) and Instant Messaging - using only their voice. This partnership will accelerate the development of MobileVoice in Spanish, French, German and Italian.

While billions of SMS messages are sent phone-to-phone each year in Europe, the major obstacle has always been tapping messages on the 10-digit keypad. A simple message such as "send the sales proposal" takes over 50 keystrokes to enter, while using MobileVoice Messaging you simply speak the message and it's sent in seconds. The benefits in terms of time, efficiency, ease of use and hands-free mobility are tremendous and the opportunities to capture a percentage of the European SMS traffic has large revenue potential for wireless carriers.

In September, 2002 we announced a partnership with IBM to deliver high-performance, telco-grade solutions for carriers and enterprise customers around the world. The terms of the partnership include extensive support from IBM for One Voice's MobileVoice(TM) Platform. This support was funded by IBM and included rigorous IBM in-house testing of One Voice's MobileVoice(TM) Platform and optimization of the architecture for large-scale deployment in telco and enterprise environments. IBM will also offer hosting services, integration support and provide technical assistance as a core part of One Voice's services. These efforts will provide carriers and enterprise customers with One Voice's telco-ready solutions, running on IBM's latest xSeries Servers, and will help accelerate the penetration of these solutions in the carrier and enterprise markets. Additionally, the two companies will develop joint sales and marketing plans to maximize MobileVoice's impact in the market.

In September, 2002 we announced the completion of the second voice interactive DVD title for the Warner Home Video box office hit Scooby-Doo: The Movie. The street date for the DVD was October 11, 2002. We are seeing tremendous demand for our voice technology in the entertainment industry and look forward to additional titles in the future. One Voice is in a unique position currently as the only provider of voice recognition technology for DVD-ROM titles.

In September, 2002 we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office regarding its patent entitled "Interactive User Interface Using Speech Recognition and Natural Language Processing". This patent, filed in September 1998, is the core and initial patent in a series of 4th Generation voice technology patents covering human-to-computer interaction with Natural Language Processing (NLP) intelligence and Speech Recognition input from desktop, embedded and wireless devices. One Voice is now entering the final patent stage by filing the appropriate issuance documents and fees and anticipates formal issuance in the coming months.

In September, 2002 we announced the commercial availability of their MobileVoice Sync(TM) product - a powerful addition to their portfolio of server-based messaging applications. MobileVoice Sync(TM) works seamlessly with Microsoft Outlook(TM) on any user's PC, allowing them to setup their MobileVoice Voice-Activated Dialing and Email address books with potentially thousands of names and numbers. Synchronization tools are critical for the adoption and retention of users to quickly and easily import their contacts. With MobileVoice Sync, One Voice offers a complete solution from voice services to synchronization tools.

In October, 2002 we announced we would open testing of our MobileVoice E-Mail services to interested users. We encouraged people of all wireline and wireless networks (GSM, iDEN, CDMA and TDMA) to participate using any telephone make or model.

In October, 2002 we announced that we have completed extensive testing of the MobileVoice system at IBM's in-house testing facility. The tests were completed using IBM's xSeries servers in both a large and small-scale system configurations. The testing results demonstrated that MobileVoice is capable of handling millions of subscribers in real-world usage. These results are critical for carriers looking to deploy large-scale solutions.

In October, 2002 we announced that we were awarded a contract to provide voice interactivity for a third DVD title. The details of the DVD title will be disclosed at a later date. The potential use of voice technology in the DVD market as a premium add-on is significant. The major players in the market are searching for ways to differentiate and add-value in new and exciting ways to a variety of content. Voice technology is a natural fit, because it adds a new dimension of interactivity to dynamic DVD content.

In October, 2002 we announced that we have completed the development of our MobileVoice platform in Spanish. The project was started in conjunction with testing to begin with several carriers in Latin America. This is the first localization effort of the MobileVoice platform in another language with full-scale carrier testing to begin shortly. We are leveraging strategic partnerships with Philips and IBM to open the doors to carriers and enterprise customers in markets outside the U.S. We have already had several discussions with carriers outside the U.S. through introductions from our partners. We are focused on working closely with Philips and IBM to accelerate the penetration with these carriers.

In November, 2002 we announced that we will work closely with Philips Electronics to offer voice enabled solutions for the Tablet PC market. These solutions will be targeted at Tablet PC manufacturers as a core component of their Tablet PC's and will add features including voice navigation, application launching, Internet browsing, Outlook integration along with e-mail and letter dictation.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended September 30, 2002 and 2001.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------

                                    Quarter Ended            Quarter Ended
         ----------------------------------------------------------------------
                                  September 30, 2002       September 30, 2001
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         Net Revenues               $    30,000             $    60,818
         ----------------------------------------------------------------------
         Operating expenses         $ 1,551,538             $ 2,402,994
         ----------------------------------------------------------------------
         Net loss                   $(1,521,718)            $(2,344,146)
         ----------------------------------------------------------------------

Discussion of the three months ended September 30, 2002 compared with the three months ended September 30, 2001.

Net revenues totaled $30,000 for the three months ended September 30, 2002. Net revenues of $60,818 were earned for the three months ended September 30, 2001.The recognition of revenues in the third quarter of 2002 resulted primarily from work performed in the DVD/Multimedia sector.

Operating expenses decreased to $1,551,538 for the three months ended September 30, 2002 from $2,402,994 for the same period in 2001. The decrease in operating expenses over the same quarter in 2001 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $355,606 for the three months ended September 30, 2002 as compared to $437,284 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $14,597 for the three months ended September 30, 2002 as compared to $92,335 for the same period in 2001. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Legal and consulting expenses decreased to $60,208 for the three months ended September 30, 2002 from $258,638 for the same period in 2001. Depreciation and amortization expenses decreased to $213,082 for the three months ended September 30, 2002 from $303,047 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense increased to $440,000 in 2002, as compared to $276,000 in 2001, primarily due to non-cash debt issue cost from warrants granted, shares issued and beneficial conversion feature.

We had a net loss of $1,521,718 or basic and diluted net loss per share of $0.05 for the three months ended September 30, 2002 compared to $2,344,146 or basic and diluted net loss per share of $0.16 for the same period in 2001.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------

                                    9 Months Ended           9 Months Ended
         ----------------------------------------------------------------------
                                  September 30, 2002       September 30, 2001
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         Net Revenues               $   314,931             $   185,678
         ----------------------------------------------------------------------
         Operating expenses         $ 5,550,482             $ 6,527,250
         ----------------------------------------------------------------------
         Net loss                   $(5,265,915)            $(6,367,522)
         ----------------------------------------------------------------------

Discussion of the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001.

Net revenues totaled $314,931 for the nine months ended September 30, 2002. Net revenues of $185,678 were earned for the nine months ended September 30, 2001. The recognition of revenues in the first nine months of 2002 resulted primarily from work performed for Warner Home Video. The recognition of revenues in the first nine months of 2001 resulted primarily from product licensing in exchange for advertising.

Operating expenses decreased to $5,550,482 for the nine months ended September 30, 2002 from $6,527,250 for the same period in 2001. Although non-cash interest expense associated with debt financing increased over the same period as compared to the prior year, the majority of all other expense categories decreased, resulting in an overall reduction in operating expenses for the nine months ended September 30, 2002 as compared to 2001. Salary and wage expense was $1,100,075 for the nine months ended September 30, 2002 as compared to $1,677,305 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $14,597 for the nine months ended September 30, 2002 as compared to $499,594 for the same period in 2001. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Legal and consulting expenses decreased to $365,122 for the nine months ended September 30, 2002 from $574,104 for the same period in 2001. Depreciation and amortization expenses decreased to $637,600 for the nine months ended September 30, 2002 from $958,896 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense increased to $1,870,000 in 2002, as compared to $343,000 in 2001, primarily due to non-cash debt issue cost from warrants granted, shares issued and beneficial conversion feature.

We had a net loss of $5,265,915 or basic and diluted net loss per share of $0.18 for the nine months ended September 30, 2002 compared to $6,367,522 or basic and diluted net loss per share of $0.46 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had working capital of $179,255 as compared with $1,410,936 at September 30, 2001.

Net cash used for operating activities was $740,658 for the quarter ended September 30, 2002 compared to $1,171,116 for the quarter ended September 30, 2001. From inception on January 1, 1999 to September 30, 2002, net cash used for operating activities was $17,898,012.

Net cash used for investing activities was $8,427 for the quarter ended September 30, 2002 compared to net cash provided of $177,724 for the quarter ended September 30, 2001. From inception on January 1, 1999 to September 30, 2002, net cash used for investing activities was $4,811,184.

Net cash provided by financing activities was $580,400 for the quarter ended September 30, 2002 compared to $756,000 for the quarter ended September 30, 2001. From inception on January 1, 1999 to September 30, 2002 net cash provided by financing activities was $23,310,747.

We incurred a net loss of $1,521,718 during the quarter ended September 30, 2002, and had an accumulated deficit of $25,224,029. Our losses through September 2002 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

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

The losses through the quarter ended September 30, 2002 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: debt issue costs, salaries, legal fees, consulting fees, insurance, licensing cost, as well as amortization expense relating to software development. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in our solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

ITEM 3. CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending September 30, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

On August 8, 2002, we repriced Stonestreet's May 2002 investment and issued them 833,334 additional shares of common stock. In addition, we repriced Stonestreet's common stock purchase warrants exercise price to $.20 per share.

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

OPTION GRANTS

During the quarter ended September 30, 2002, we issued an aggregate total of 850,000 options to employees in recognition of their services to One Voice. In addition , we issued 50,000 options to a consultant who provided human resources services. All of the options were pursuant to our stock option plan and have an exercise price of $0.14 per share.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

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

(b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., a Nevada Corporation

Date:  November 14, 2002      By: /s/ Dean Weber
                                  ----------------------------------------------
                                  DEAN WEBER, Chairman & Chief Executive Officer

Date: November 14, 2002       By: /s/ Rahoul Sharan
                                  ----------------------------------------------
                                  RAHOUL SHARAN, Chief Financial Officer

                                  CERTIFICATION

          I, Dean Weber, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of One Voice Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Dean Weber
-----------------------
Dean Weber
Chief Executive Officer

                                  CERTIFICATION

          I, Rahoul Sharan, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of One Voice Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Rahoul Sharan
-----------------------
Rahoul Sharan
Chief Financial Officer