Form 10KSB
period 2002-12-31
ONE VOICE TECHNOLOGIES INC
filed 2003-03-31
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2002

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

The issuer's revenues for the year ended December 31, 2002 were $387,771.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2003, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on March 28, 2003 was $2,806,045.

ITEM 1. DESCRIPTION OF BUSINESS

One Voice Technologies is a voice recognition technology company with over $26 Million invested in Research and Development and more than 20 Million products distributed worldwide in seven languages. To date, our customers include T-Mobile and Warner Brothers with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Motion Picture DVD Entertainment and PC markets. Our solutions allow mobile and residential phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers. We also offer the motion picture industry's only voice interactive DVD movies included in over 20 million copies distributed worldwide in seven languages. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant allowing PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We are strongly positioned across the Telecom and PC markets with our patented technology.

Located in San Diego, California, the Company has 12 full-time employees and is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations as Conversational Systems, Inc. on January 1, 1999 as a privately held California corporation, and on July 14, 1999, merged into Dead On, Inc., a publicly traded company incorporated in Nevada in 1995. On September 9, 1999, the company officially changed its name to One Voice Technologies, Inc.

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

One Voice is focused on communications solutions that are mobile, not just portable. Devices like PDA's, Laptops and Cell Phones are highly portable because they are easily transported from location to location, but they are not necessarily mobile (i.e. easy to use while one is moving). Mobile solutions are not only portable, but they are easy and safe to operate while moving. Portable solutions such as cell phones, PDA's and laptops are not easy to operate safely while operating motor vehicles, especially in crowded and intense traffic. Case in point, New York has passed legislation requiring hands-free use of cell phones and any other communication device during the operation of an automobile citing safety concerns. Currently 42 other states are considering similar legislation. Additional legislation could significantly increase the immediate demand for a completely integrated and voice activated mobile communication solution. One Voice's technology supports hands-free operation and will bring mobile phones and other devices into compliance with the newly adopted legislation.

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

MOBILEVOICE ACTIVATED DIALING(TM)
Designed from the ground up to meet the unique needs of wireless carriers, MobileVoice Activated Dialing is server-based and delivers higher levels of accuracy and reliability than any solution on the market today. It has higher capacity for contact lists, more functionality such as synchronization and import tools that interface with Microsoft Outlook and Lotus Notes, and requires less setup time than other solutions. It is designed to meet the challenges of mobile environments with high accuracy for native and non-native speaking individuals.

MOBILECONFERENCE(TM)
On-the-fly group conferencing is a powerful new addition to One Voice's MobileVoice solution. MobileConference allows users to quickly connect up to 64 people on a single conference call just by speaking their name, group name or phone number.

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

GENERATION 2 systems expand the recognition capabilities seen in Generation 1 increasing the vocabulary to potentially hundreds of words. These systems frequently use menus to support the delivery of content as seen in Interactive Voice Response (IVR) systems for airline reservations, banking and Voice Portals. Due to the use of menus, these systems can typically deliver a maximum of 6-8 areas of content horizontally and 3-4 layers down in the menu trees before running the risk of "user overload." Companies focused in this space include Speechworks International, Nuance Communications, Preferred Voice, HeyAnita, Bevocal and TellMe among others.

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

EMPLOYEES
---------

At December 31, 2002, we employed 12 full-time employees and 6 consultant/part-time employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

OUR LIMITED FUNDING MAY RESTRICT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures until June 2003. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice recognition Internet search software.

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE.

Our pending patent applications may never result in any intellectual property protection. The patents granted may not result in providing any competitive advantages to us. In addition, our patents may be challenged, invalidated or circumvented, and we cannot guarantee that the patent laws will provide effective legal or injunctive remedies to stop any infringements against our technologies. Our competitors may develop or patent technologies that are equivalent or superior to our proprietary technologies.

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

- Potential reduction in wireless carriers, which could lead to significant delays in consummating revenue-bearing contracts;

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

PATENT PROTECTION
-----------------

We own exclusive rights to three United States patents on our software. We have filed for international patent protection as well. These patents define the primary features and unique procedures that comprise our products and solutions.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES
----------

The Company's headquarters are located at 6333 Greenwich drive, suite 240 in San Diego, California.

The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2001:

               Year ending December 31,

                   2003                                               $ 304,615
                   2004                                                 313,291
                   2005                                                 266,053
                                                                      ----------

                                                                        883,959
               Less sublease income                                     280,000
                                                                      ----------

                                                                      $ 603,959
                                                                      ==========

Rent expense, net of sublease income, amounted to $162,169 and $233,974 for the years ended December 31, 2002 and 2001, respectively.

ITEM 3. LEGAL PROCEEDINGS

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

During 2002, the Company has been notified of potential claims aggregating $160,000. Management believes that it has adequate defense for such unsubstantiated claims.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock began trading on the NASDAQ SmallCap Market on October 24, 2000, under the symbol ONEV. Our common stock previously traded on the OTC Electronic Bulletin Board under the same symbol. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks. Our common stock is currently traded on NASD OTC Electronic Bulletin Board under the symbol ONEV.OB. We plan to apply for listing on the NASD BBX board in 2003.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                                     Low      High
                                    ------   -------
2000
----
First Quarter                       8.00     27.75
Second Quarter                      9.00     24.00
Third Quarter                       6.56     17.25
Fourth Quarter                      1.13      9.75

2001
----
First Quarter                        .9375    2.4844
Second Quarter                       .34      2.75
Third Quarter                        .45      1.20
Fourth Quarter                       .20       .82

2002
----
First Quarter                        .37      1.03
Second Quarter                       .23       .79
Third Quarter                        .13       .36
Fourth Quarter                       .18       .29

2003
----
First Quarter (as of 3/18/03)        .07       .17
-----------------------------

As of March 1, 2003, our common stock shares were held by 162 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

One Voice Technologies is a voice recognition technology company with over $26 Million invested in Research and Development and more than 20 Million products distributed worldwide in seven languages. To date, our customers include T-Mobile and Warner Brothers with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Motion Picture DVD Entertainment and PC markets. Our solutions allow mobile and residential phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers. We also offer the motion picture industry's only voice interactive DVD movies included in over 20 million copies distributed worldwide in seven languages. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant allowing PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We are strongly positioned across the Telecom and PC markets with our patented technology.

In the Telecom sector, major efforts have been underway with both wireless and wireline carriers. We are making significant progress with both domestic and international carriers. To date, we have three proposals to carriers, two of these proposals are for trials and one is for a full launch. We are confident we will enter into a contract with at least one of these carriers with an anticipated subscriber trial or full launch to commence thereafter. We have also signed a contract with T-Mobile in Austria and completed installation of MobileVoice(TM) in their FutureHouse facility. The T-Mobile FutureHouse is a product center showcasing upcoming T-Mobile subscriber services. We are in talks with T-Mobile regarding offering the MobileVoice service to their subscribers in Austria. The feedback from executives within T-Mobile regarding the MobileVoice solution has been very positive. We are working very closely with T-Mobile and our partner Philips Electronics to make this a successful subscriber service.

In the Enterprise sector, we have just completed installation of our MobileVoice Assistant for pre-purchase, trial use at the corporate headquarters of a Fortune 50 company. The MobileVoice Assistant(TM) is being used by their CEO and executive team with exceptionally positive feedback. The MobileVoice Assistant is a telco-grade hardware and software solution offering Voice Dialing, On-the-fly Group Conference Calling, Voice-to-Text SMS Messaging and secure E-Mail access. The MobileVoice Assistant offers access to mission critical corporate information anytime, anywhere, from any phone, all by voice. To insure the highest level of data security the MobileVoice Assistant was installed behind the firewall within the company's corporate data center. We are working very closely with this customer to ensure a successful test and subsequent purchase. The goal is to have MobileVoice used by their executive team along with their mobile sales force. We are also working with other large enterprise customers to offer the MobileVoice Assistant within their organization.

In the PC sector, we are actively pursuing several computer manufacturers to offer a voice-assistant for their desktop, laptop and tablet computers. We see great opportunity for our voice solutions in this market. Our upcoming product, called One Voice Assistant(TM), is greatly enhanced from our prior IVAN(TM) product and extends the usage from desktop to Internet features including:
Application Launching, Desktop Navigation, Website Launching, Internet Searching, E-Mail Reading and Sending along with Document Dictation. Unlike IVAN, which required initial training, the One Voice Assistant requires no upfront training and is as easy to use as its MobileVoice counterpart. In April we will deliver evaluation copies of the One Voice Assistant to several computer manufacturers for potential bundling opportunities on their PC's. We initially targeted delivery of the One Voice Assistant in February but chose to delay this until April due to deliverables to carrier and enterprise customers with more immediate revenue opportunities. If selected for bundling by a computer manufacturer, this could generate significant revenue for our company. We should have additional feedback within the coming months.

In the DVD sector, One Voice is actively working with Warner Home Video and several other studios to offer our One Voice DVD(TM) technology on their upcoming titles. To date, we have been included on three DVD titles in 2002 with global distribution of over 20 million copies in seven languages. We have been included on every Harry Potter DVD sold worldwide on both the "Sorcerer's Stone" and "Chamber of Secrets" DVD movies. Our goal is to have a general offering that can easily be included by studios on every title they offer. We continue to work closely with InterActual on titles and potential sales referrals. Additionally, we are actively working with a large entertainment studio to add voice capabilities to their Internet properties including online games and activities. Jointly, this studio and One Voice are developing an online, voice-driven game, as a prototype, for high-level management approval to begin utilizing our technology. We should have additional feedback shortly.

Regarding our patented technology, over the past twelve months One Voice has been issued three U.S. patents covering our 4th Generation Voice Technology. These patents include U.S. Patent Numbers 6,434,524 and 6,499,013 and most recently 6,532,444 issued on March 11, 2003.

In March 2002, we announced the launch and general availability of our MobileVoice Platform for Wireless Carriers. The MobileVoice Platform consists of a suite of carrier-grade voice subscriber services including; MobileVoice Activated Dialing, MobileVoice Email, MobileVoice SMS, MobileVoice Instant Messaging, MobileVoice Voice Mail, MobileVoice Email Reader and subsequently added MobileConference Calling in March 2003.

In April 2002, we announced that we were selected by Warner Home Video ("WHV") to incorporate our industry leading voice technology on the Harry Potter and the Sorcerer's Stone DVD. Our technology was distributed on every Harry Potter and the Sorcerer's Stone DVD globally in seven languages. We estimate the distribution of this title alone now exceeds over 20 million copies. Under this agreement, WHV agrees to exclusively utilize One Voice as its preferred developer of voice technology and to grant us a right of first negotiation for additional titles. This agreement puts One Voice in a very strong position in the industry since we currently believe that we have no competitors.

In May 2002, we announced that we had signed a sales agreement for our voice solutions in the Interactive Home Entertainment market with InterActual Technologies, Inc., a leading developer of digital video entertainment for major motion picture studios. Under the terms of the agreement, InterActual will actively sell One Voice's technology in upcoming DVD titles that contain InterActual's technology. One Voice worked jointly with InterActual to bring voice technology to the blockbuster DVD Harry Potter and the Sorcerer's Stone produced by Warner Home Video. InterActual has a very impressive track record with the major studios and will be a valuable partner in targeting this fast-growing market.

In June 2002, we announced the introduction of MobileVoice Assistant - a complete communications and messaging solution designed for small to large corporate use. This scalable solution includes One Voice's advanced voice technology for Voice-Activated Dialing, E-Mail, SMS, Instant Messaging and Paging.

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

In September, 2002 we announced that One Voice and Philips Electronics' Speech Processing business unit, a leading provider of speech recognition technology, that both companies will work closely to offer speech-enabled telephony solutions to the European carrier markets. These solutions will combine technology from both companies to create European language versions of One Voice's MobileVoice E-mail, MobileVoice SMS and MobileVoice InstantMessenger, allowing wireless phone users the ability to send free-format voice-to-text messages from any phone, make or model, by using only their voice.

In September, 2002 we announced a partnership with IBM to deliver high-performance, telco-grade solutions for carriers and enterprise customers around the world. The terms of the partnership include extensive support from IBM for One Voice's MobileVoice Platform. This support was funded by IBM and included rigorous IBM in-house testing of One Voice's MobileVoice Platform and optimization of the architecture for large-scale deployment in telco and enterprise environments. IBM will also offer hosting services, integration support and provide technical assistance as a core part of One Voice's services. These efforts will provide carriers and enterprise customers with One Voice's telco-ready solutions, running on IBM's latest xSeries Servers, and will help accelerate the penetration of these solutions in the carrier and enterprise markets. Additionally, the two companies will develop joint sales and marketing plans to maximize MobileVoice's impact in the market.

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

In November, 2002 we announced that we will work closely with Philips Electronics to offer voice-enabled solutions for the Tablet PC market. These solutions will be targeted at Tablet PC manufacturers as a core component of their Tablet PC's and will add features including voice navigation, application launching, Internet browsing, Outlook integration along with e-mail and letter dictation.

In December 2002 we announced that Microsoft Corporation would showcase our One Voice DVD product on its upcoming Windows XP Press Tour. Microsoft began a nationwide press tour on December 9, 2002, highlighting leading edge multimedia applications.

In January 2003, we announced that we were awarded a contract with T-Mobile in Austria for our MobileVoice solution.

In January 2003, we announced that the upcoming Warner Home Video box office hit "Harry Potter and the Chamber of Secrets" DVD will contain One Voice DVD voice technology. One Voice DVD is a DVD-ROM based technology that allows people of all ages to magically control their computers and interact with today's latest digital experience of DVD. The street release date for this DVD is scheduled for April 11, 2003.

In February 2003, we announced that Todd Brinker joined the company as Vice President of Sales. With 15 years experience in sales and sales management, Mr. Brinker comes to One Voice most recently from the Scientific Business Unit of Kimberly-Clark, where he was responsible for sales throughout North America generating annual revenue of more than $50 Million.

In February 2003, we issued a joint press release with Royal Philips Electronics' (NYSE: PHG) business unit Speech Processing, a leading provider of speech recognition technology, that T-Mobile Austria signed an exclusive agreement to utilize MobileVoice in the T-Mobile Future House, a product center, showcasing T-Mobile's upcoming wireless subscriber services located in Vienna, Austria.

The losses through the twelve months ended December 31, 2002 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: debt issue costs, salaries, legal fees, consulting fees, insurance, licensing cost, as well as amortization expense relating to capitalized software costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in our solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                  Selected Statement Of Operations Information
                  --------------------------------------------



                                          12 Months Ended       12 Months Ended
                                         December 31, 2002     December 31, 2001
                                          ----------------      ---------------

              Net Revenues                $       387,771       $      185,934

              Operating expenses          $     6,896,208       $    8,938,203

              Net loss                    $    (6,568,922)      $   (8,778,279)


Discussion of the twelve months ended December 31, 2002 compared with the twelve months ended December 31, 2001.

Net revenues totaled $388,000 for the twelve months ended December 31, 2002. Net revenues of $186,000 were earned for the twelve months ended December 31, 2001. The recognition of revenues for the year ended 2002 resulted primarily from work performed in the DVD/Multimedia sector.

Operating expenses decreased to $6,896,000 for the twelve months ended December 31, 2002 from $8,938,000 for the same period in 2001. The decrease in operating expenses over the same year in 2001 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $1,445,000 for the twelve months ended December 31, 2002 as compared to $2,109,000 for the same period in 2001. The decrease in 2002 as compared to 2001 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $25,000 for the twelve months ended December 31, 2002 as compared to $388,000 for the same period in 2001. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Legal and consulting expenses decreased to $470,000 for the twelve months ended December 31, 2002 from $806,000 for the same period in 2001. Depreciation and amortization expenses decreased to $848,000 for the twelve months ended December 31, 2002 from $1,275,000 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense increased to $2,074,000, in 2002, as compared to $1,156,000 in 2001, primarily due to non-cash debt issue cost from warrants granted, shares issued and beneficial conversion feature.

We had a net loss of $6,569,000 or basic and diluted net loss per share of $0.21for the twelve months ended December 31, 2002 compared to $8,778,279 or basic and diluted net loss per share of $0.59 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had working capital of $409,000 as compared with $226,000 at December 31, 2001.

Net cash used for operating activities was $3,621,000 for the year ended December 31, 2002 compared to $5,080,000 for the year ended December 31, 2001. From inception on January 1, 1999 to December 31, 2002, net cash used for operating activities was $18,977,000.

Net cash used for investing activities was $45,000 for the year ended December 31, 2002 compared to net cash provided of $168,000 for the year ended December 31, 2001. From inception on January 1, 1999 to December 31, 2002, net cash used for investing activities was $4,637,000.

Net cash provided by financing activities was $3,675,000 for the year ended December 31, 2002 compared to $1,596,000 for the year ended December 31, 2001. From inception on January 1, 1999 to September 30, 2002 net cash provided by financing activities was $24,359,000.

We incurred a net loss of $6,568,922 during the year ended December 31, 2002, and had an accumulated deficit of $26,527,036. Our losses through December 2002 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

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

In May 2002, the Company entered into an equity financing agreement of up to $5.8 million, with an initial put demand by the Company for approximately $800,000 in exchange for 2,666,667 shares of the Company's common stock at a price of $0.30 per share. Subsequently, on August 8, 2002, $500,000 of the $800,000 investment was repriced and 833,334 shares of common stock was issued to the investors so that the average cost of the initial put was $.22857 per share. Pursuant to this agreement, the Company can exercise its right to require the Investor to purchase a discretionary amount of the Company's Common Stock as determined by the Company, subject to the terms of the agreement. The minimum put amount is $150,000 and the offering price of the Company's common stock is determined on a formula, as set forth in the agreement. In addition, the Company also issued 300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.43 per share. Subsequently, on August 8, 2002, the Company adjusted the exercise price on these warrants to $.20 per share due to a subsequent financing. The Company paid a finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43, the value of which has been netted against the gross proceeds.

In August 2002, we entered into securities purchase agreement with two accredited investor, Stonestreet Limited Partnership and Alpha Capital Aktiengesellschaft for the issuance of 4% convertible debentures in the aggregate amount of $650,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 491,400 common stock purchase warrants were issued to the investors. Each common stock purchase warrant has an exercise price of $.252. The commission for the transaction was 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

In August 2002, we repriced Stonestreet's May 2002 investment and issued them 833,334 shares of common stock. In addition, we repriced Stonestreet's common stock purchase warrants exercise price to $.20 per share.

In November 2002, we entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd. and Bristol Investment Fund, Ltd. for the issuance of 4% convertible debentures in the aggregate amount of $1,150,000. This amount was broken out into two equal closings of $575,000. The dates for each closing were November 14, 2002 and December 30, 2002. The debentures are convertible into common stock at a conversion price of the lower of $ .24 or eighty percent (80%) of the average of the five lowest closing bid prices for the thirty (30) trading days prior to conversion. In addition, an aggregate of 670,842 common stock purchase warrants were issued to the investors, broken out evenly by closing date at 335,421. Each common stock purchase warrant has an exercise price of $.252 and $.204 for the respective closing dates of November 14, 2002 and December 31, 2002. Net proceeds for the closing dates November 14, 2002 and December 31,2002 amounted to $496,000 and $549,000 respectively. Net value of the warrants amounted to $92,009 and the beneficial conversion feature amounted to $758,724. Total debt issue cost of $955,732is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

Notes payable had a face value of $1,235,000 at December 31, 2002. Notes payable had a face value of $550,000 at December 31, 2001.

Stonestreet Limited Partnership has converted all (principal balance of $1.4 million) of its convertible debt securities and related interest into approximately 7.2 million shares of One Voice Technologies, Inc.'s common stock.

We maintain a cash balance that we believe will sustain operations up to June 2003. We continue to rely heavily on our current funding sources, which have financed us since 2001, until we are operationally breakeven. The losses through the year ended December 31, 2002 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

SUBSEQUENT EVENTS

There are no current plans to purchase or sell any significant amount of fixed assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001






                                    CONTENTS

                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT                                            F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                                         F-2
  Statements of Operations                                              F-3
  Statement of Stockholders' Equity                                  F-4 - F-6
  Statements of Cash Flows                                           F-7 - F-8
  Notes to Financial Statements                                      F-9 - F-31

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
One Voice Technologies, Inc.
San Diego, California


We have audited the accompanying balance sheet of One Voice Technologies, Inc., a Nevada Corporation (a development stage enterprise) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, and for the period since inception on January 1, 1999 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period since inception on January 1, 1999 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $6,568,922 during 2002 and had an accumulated deficit of $26,527,036. The Company had working capital of $408,921 at December 31, 2002. Cash flows used for operations amounted to $3,620,807 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 24, 2003

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2002


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    745,155
  Accounts receivable                                                    29,888
  Prepaid expenses                                                       63,524
                                                                   -------------

          Total current assets                                          838,567

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                             359,358

OTHER ASSETS:
  Software development costs, net of accumulated amortization           730,365
  Deposits                                                               46,897
  Trademarks, net of accumulated amortization                           106,422
  Patents                                                                61,845
                                                                   -------------

          Total other assets                                            945,529
                                                                   -------------

                                                                   $  2,143,454
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                            $    429,646

4% CONVERTIBLE NOTES PAYABLE,                                         1,235,000
Less unamortized discount                                              (934,100)
                                                                   -------------
                                                                        300,900

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 38,934,533 shares issued and outstanding                 38,934
  Additional paid-in capital                                         27,901,010
  Deficit accumulated during development stage                      (26,527,036)
                                                                   -------------

          Total stockholders' equity                                  1,412,908
                                                                   -------------

                                                                   $  2,143,454
                                                                   =============

The accompanying notes form an integral part of these financial statements.

                               ONE VOICE TECHNOLOGIES, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENTS OF OPERATIONS

                                                                       From inception
                                                                        on January 1,
                                         Year ended      Year ended       1999 to
                                        December 31,    December 31,    December 31,
                                            2002            2001            2002
                                        -------------   -------------   -------------

NET REVENUE                             $    387,771    $    185,934    $    650,321

COST OF REVENUE                               60,485          26,010         199,675
                                        -------------   -------------   -------------

GROSS PROFIT                                 327,286         159,924         450,646

GENERAL AND ADMINISTRATIVE EXPENSES        6,896,208       8,938,203      26,977,682
                                        -------------   -------------   -------------

NET LOSS                                $ (6,568,922)   $ (8,778,279)   $(26,527,036)
                                        =============   =============   =============

NET LOSS PER SHARE, basic and diluted   $      (0.21)   $      (0.59)
                                        =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                       31,635,000      14,824,000
                                        =============   =============


The accompanying notes form an integral part of these financial statements.

                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage          equity
                                        -------------   -------------   -------------   -------------   -------------

Balance at January 1, 1999                12,720,000    $     12,720    $               $               $     12,720

Net proceeds from issuance of
  common stock in connection
  with merger                              7,000,000           7,000         106,236                         113,236

Net proceeds from issuance of
  common stock                             1,500,000           1,500       2,544,422                       2,545,922

Net issuance of common stock in
  exchange for services                      150,000             150         299,850                         300,000

Redemption of common stock               (10,000,000)        (10,000)                                        (10,000)

Net loss for the year ended
  December 31, 1999                                                                       (1,782,215)     (1,782,215)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 1999              11,370,000          11,370       2,950,508      (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                  312,500             313       1,779,523                       1,779,836

Net proceeds from issuance of
  common stock and warrants                  988,560             988      12,145,193                      12,146,181

Issuance of warrants in exchange
  for services                                                                55,000                          55,000

Issuance of options in exchange
  for services                                                               199,311                         199,311

Issuance of warrants in connection
  with financing                                                           1,576,309                       1,576,309

Net loss for the year ended
  December 31, 2000                                                                       (9,397,620)     (9,397,620)
                                        -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2000              12,671,060          12,671      18,705,844     (11,179,835)      7,538,680
                                        -------------   -------------   -------------   -------------   -------------

                                                  (Continued)

The accompanying notes form an integral part of these financial statements.

                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage          equity
                                        -------------   -------------   -------------   -------------   -------------

Conversion of debt to equity, net
 of unamortized debt discount              3,220,765           3,220         571,867                         575,087

Issuance of options in
  exchange for services                                                       58,864                          58,864

Issuance of stock and warrants
  in connection with settlement              110,000             110         247,940                         248,050

Proceeds from sale of common stock
  and warrants, net of offering costs        702,350             702         839,318                         840,020

Issuance of warrants in connection
  with debt financing                                                         92,400                          92,400

Beneficial conversion feature
  embedded in debt securities                                                417,450                         417,450

Conversion of debt to equity -
  Laurus Master Fund                       3,402,600           3,403         595,399                         598,802

Conversion of debt to equity -
  Stonestreet Capital                      2,973,780           2,974         506,137                         509,111

Net loss for the year ended
  December 31, 2001                                                                       (8,778,279)     (8,778,279)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2001              23,080,555          23,080      22,035,219     (19,958,114)      2,100,185

Conversion of debt to equity               2,624,447           2,624         309,714                         312,338

Issuance of warrants in connection
  with debt financing                                                        577,879                         577,879

Beneficial conversion feature
  embedded in debt securities                                              1,948,765                       1,948,765

Issuance of options in exchange
  for services                                                               107,276                         107,276

                                                  (Continued)

The accompanying notes form an integral part of these financial statements.

                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                 (UNAUDITED)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage          equity
                                        -------------   -------------   -------------   -------------   -------------




Issuance of common stock for cash          2,666,667           2,667         721,166                         723,833

Cashless exercise of warrants                 10,512              11             (11)                             --

Exercise of warrants for cash                 20,000              20           3,380                           3,400

Re-pricing adjustment for
  warrants outstanding                            --              --           9,000                           9,000

Shares issued in re-pricing-
  Stonestreet Capital                        833,334             833         174,167                         175,000

Conversion of debt to equity -
  Laurus Master Fund                       2,110,129           2,110         703,345                         705,455

Conversion of debt to equity -
  Stonestreet Capital                      4,294,596           4,294         899,405                         903,699

Conversion of debt to
  equity - Alpha Capital                   2,767,752           2,768         342,232                         345,000

Conversion of debt to
  equity - Ellis Enterprise                  300,842             301          39,699                          40,000

Conversion of debt to
  equity - Bristol Investments               225,699             226          29,774                          30,000

Net loss for the year ended
  December 31, 2002                                                                       (6,568,922)     (6,568,922)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2002              38,934,533    $     38,934    $ 27,901,010    $(26,527,036)   $  1,412,908
                                        =============   =============   =============   =============   =============

The accompanying notes form an integral part of these financial statements.

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2002            2001            2002
                                                      -------------   -------------   -------------

Cash flows provided by (used for)
 operating activities:
  Net loss                                            $ (6,568,922)   $ (8,778,279)   $(26,527,036)
                                                      -------------   -------------   -------------

 Adjustments to reconcile net loss to
  net cash provided by operating activities:
      Depreciation and amortization                        848,165       1,168,084       3,172,495
      Loss on disposal of assets                            23,340         500,000         523,340
      Amortization of discount and finance cost          2,141,505       1,191,442       3,396,530
      Options issued in exchange for services              107,276         140,263         446,850
      Warrants issued in exchange for services                  --         166,650         221,650

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      Licensing revenue receivable                         (29,343)             --        (279,343)
      Advertising revenue receivable                            --         324,455         249,455
      Inventory                                            109,451           6,424              --
      Prepaid advertising                                       --         183,331              --
      Prepaid mailing lists                                     --              --        (750,000)
      Prepaid expenses                                       3,115         186,617         (63,525)
      Deposits                                               1,405            (315)        (46,897)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               (256,799)       (112,229)        429,646
      Deferred revenue                                          --         (56,250)        250,000
                                                      -------------   -------------   -------------

          Total adjustments                              2,948,115       3,698,472       7,550,201
                                                      -------------   -------------   -------------

          Net cash used for operating activities        (3,620,807)     (5,079,807)    (18,976,835)
                                                      -------------   -------------   -------------

Cash flows used for investing activities:
  Sale (Purchase) of property and equipment,
     net                                                       847         (75,205)     (1,397,819)
  Software licensing                                        (6,013)             --      (1,145,322)
  Software development costs                               (16,859)       (262,278)     (1,577,083)
  Trademarks                                                (7,288)        (27,195)       (242,469)
  Patents                                                  (15,447)         (3,668)        (74,465)
  Loan fees                                                     --              --        (200,000)
  Increase in escrow account                                    --         200,000              --
                                                      -------------   -------------   -------------

          Net cash used for investing activities           (44,760)       (168,346)     (4,637,158)
                                                      -------------   -------------   -------------

                                             (Continued)

The accompanying notes form an integral part of these financial statements.

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS (CONTINUED)

                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2002            2001            2002
                                                      -------------   -------------   -------------

Cash flows provided by (used for) financing
 activities:
  Proceeds from issuance of common stock, net              727,233         840,020      18,465,148
  Proceeds from loans payable                                   --              --         200,000
  Proceeds from convertible note payable, net            2,948,000         956,000       5,904,000
  Payments on loan payable officer stockholder                  --        (200,000)       (200,000)
  Retirement of common stock, net                               --              --         (10,000)
                                                      -------------   -------------   -------------

          Net cash provided by financing activities      3,675,233       1,596,020      24,359,148
                                                      -------------   -------------   -------------

Net increase (decrease) in cash                              9,666      (3,652,133)        745,155
Cash and cash equivalents, beginning of year               735,489       4,387,622              --
                                                      -------------   -------------   -------------

Cash and cash equivalents, end of year                $    745,155    $    735,489    $    745,155
                                                      =============   =============   =============

Supplemental disclosure of cash flow information:
  Interest paid                                       $         --    $      1,270    $     19,047
                                                      =============   =============   =============
  Income taxes paid                                   $        800    $        800    $      5,023
                                                      =============   =============   =============

Supplemental disclosure of non-cash financing
 activities:
   Options issued in exchange for services            $    107,276    $     58,863    $    365,450
                                                      =============   =============   =============
   Shares issued for re-pricing of conversion rate    $    175,000    $         --    $    175,000
                                                      =============   =============   =============
   Common shares and warrants issued for settlement   $         --    $    166,650    $    303,050
                                                      =============   =============   =============
   Warrants issued in connection with financing       $    577,879    $     92,400    $  3,905,898
                                                      =============   =============   =============
   Common Stock issued in exchange for debt           $  2,336,492    $  1,683,000    $  4,019,492
                                                      =============   =============   =============
   Beneficial conversion feature of debt to equity    $  1,948,765    $    325,000    $  2,366,215
                                                      =============   =============   =============

The accompanying notes form an integral part of these financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

         GOING CONCERN:

                  The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $6,568,922 during 2002 and had an accumulated deficit of $26,527,036. The Company had working capital of $408,921 at December 31, 2002. Cash flows used for operations amounted to $3,620,807 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

         DEVELOPMENT STAGE ENTERPRISE:

                  The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Dead On, and its planned principal operations have not yet commenced. All losses accumulated since inception of One Voice Technologies, Inc. have been considered as part of the Company's development stage activities. Revenues of $387,771 during the year ended December 31, 2002 is not substantial to the plan of the Company. These revenues were derived from one project with one customer and currently no revenue stream exists. The Company is continuing to focus on its development activities.

         FAIR VALUE:

                  The Company's financial instruments consist principally of accounts payable and notes payable and accounts receivable as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of the financial instruments accounts payable approximate their fair value due to the short-term nature of these instruments and for convertible debentures, the instruments are valued at the Company's effective borrowing rate.


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

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

         ADVERTISING AND PROMOTION COSTS:

                  Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2002 and 2001, advertising and promotion costs approximated $25,000 and $388,000, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         ADVERTISING AND PROMOTION COSTS, CONTINUED:

                  The Company also engages in barter advertising, which they account for in accordance with EITF 99-17, determining the fair market value of the barter advertising based on the fair value of non-barter advertising. The Company books the revenue and related expenses from barter advertising up to the extent of the non-barter advertising during the same period. During the year ended December 31, 2002, the Company did not recognize any revenues and expenses for barter transactions as it did not enter into such transactions. During the year ended December 31, 2001, the Company recognized $180,000 in revenues and expenses from barter transactions. Advertising which did not qualify for recognition under EITF 99-17, and therefore, is not reflected in these statements, totaled $87,500 for the year ended December 31, 2001.

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

         DEBT WITH BENEFICIAL CONVERSION FEATURE:

                  In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and embedded equity features included with indebtedness be valued using the relative fair value approach, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The Company has entered into several transactions involving debt with beneficial conversion feature, all of which are discussed in
                  Note 5.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

                  Amortization expense totaled $390,967 and $383,115 for the years ended December 31, 2002 and 2001, respectively. Accumulated amortization as of December 31, 2002 amounted to $852,183.

         COMPREHENSIVE LOSS:

                  Comprehensive loss consists of net loss only, and accordingly, a Statement of Comprehensive Loss is not presented.

         TRADEMARKS AND PATENTS:

                  The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2002 and 2001 totaled $57,977 and $53,226, respectively. Accumulated amortization as of December 31, 2002 amounted to $148,667.

                  The Company's patent costs consist of legal fees paid in connection with patents pending. The Company will amortize patents using the straight-line method over the period of estimated benefit, generally five years. Amortization expense charged for the year ended December 31, 2002 totaled $12,620. There was no amortization expense charged for the year ended December 31, 2001.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         TRADEMARKS AND PATENTS:

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

         NET LOSS PER SHARE:

                  For the years ended December 31, 2002 and 2001, the per share data is based on the weighted average number of common (basic) and common equivalent shares outstanding (diluted), and are calculated in accordance with Common stock equivalents, consisting of 3,173,625 and 2,078,625 stock options, 3,464,297 and 1,457,567 stock warrants, and convertible debentures estimated at 6,175,000 shares (2002) and 2,700,000 (2001), using assumed conversion rate of $0.20 have not been included in the computation of diluted weighted average number of common shares outstanding, as their effect would be anti-dilutive for December 31, 2002 and 2001, respectively.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. As of January 1, 2002, the Company implemented the guidance of SFAS 142. There was no reclassification necessary of intangible assets related to the adoption of SFAS 142 since all balances were previously classified as intangible assets. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this pronouncement.

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

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this pronouncement.

                  In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

                  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(3)      PROPERTY AND EQUIPMENT:

         A summary is as follows:

                  Computer equipment                              $    463,885
                  Website development                                  420,993
                  Equipment                                            296,998
                  Furniture and fixtures                               120,243
                  Web host computer equipment                           35,974
                  Leasehold improvements                                15,222
                                                                  -------------

                                                                     1,353,315
                  Less accumulated depreciation and amortization       993,957
                                                                  -------------

                                                                  $    359,358
                                                                  =============

         Depreciation expense totaled $377,051 and $390,092 for the years ended December 31, 2002 and 2001, respectively.


(4)      SOFTWARE LICENSING AGREEMENTS:

         In March 2000, the Company entered into a 36-month software licensing agreement with a software developer. The agreement can be cancelled by mutual agreement of the parties at any time. The asset balance of $5,465, net of accumulated amortization is being amortized using the straight-line method over the life of the agreement and is included in software development cost.

         Amortization expense related to software licensing agreements totaled $9,550 and $352,973 for the years ended December 31, 2002 and 2001, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE:

         A summary of convertible notes payable at stated interest rate of 4% is as follows:

                                                    Due            Principal    Unamortized      Net
                                                    Date            Amount       Discount      Balance
                                             -----------------   ------------   -----------   ----------

         Alpha Capital Akteingesellschaft    August 6, 2004      $   155,000    $  (79,977)   $  75,023
         Alpha Capital Akteingesellschaft    November 14, 2004       300,000      (281,547)      18,453
         Alpha Capital Akteingesellschaft    December 30, 2004       300,000      (198,830)     101,170
         Ellis Enterprise Limited            November 14, 2004        85,000       (79,670)       5,330
         Ellis Enterprise Limited            December 30, 2004       125,000       (82,905)      42,095
         Bristol Investments Fund, Limited   November 14, 2004       120,000      (112,417)       7,583
         Bristol Investments Fund, Limited   December 30, 2004       150,000       (98,754)      51,246
                                                                 ------------   -----------   ----------

                                                                 $ 1,235,000    $ (934,100)   $ 300,900
                                                                 ============   ===========   ==========

         4% Convertible Note Payable, Alpha Capital Akteingesellschaft
         -------------------------------------------------------------

         During the year ended December 31, 2002, the Company entered into three subscription agreements with Alpha Capital Akteingesellschaft, for the sale of (i) an aggregate of $1,100,000 in convertible notes and (ii) warrants to purchase 728,004 shares of the Company's common stock. The Company recorded net proceeds of $989,000.

         The note bears interest at 4% and is convertible into common stock at the lesser of:

                  a)    $0.252; or
                  b) 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately prior to the conversion date.
                  c) Conversion of debt to common shares is limited to 9.99% of the current outstanding common shares.

         The unconverted portion of the note is due at various times through December 30, 2004, which as of December 31, 2002 amounted to $755,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         The warrants have an exercise price of:
                  a)    Prices ranging from $0.204 to $0.90
                  b) 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

         Using the Black Scholes Option Pricing Model, the average fair value of the warrants amounted to $0.16 per share or total allocation of $118,000. This amount was recorded as a discount against the face value of the notes payable. In addition, since these debts were convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $596,000 has been recorded as a debt discount and is being amortized using the effective interest rate (45%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion is recognized as interest expense upon conversion.

         During the year ended December 31, 2002, $345,000 was converted at an average conversion price of $0.125 into 2,767,752 common shares.

         4% Convertible Note Payable, Ellis Enterprise Limited
         -----------------------------------------------------

         During the year ended December 31, 2002, the Company entered into two subscription agreements with Ellis Enterprise Limited, for the sale of
         (i) an aggregate of $250,000 in convertible notes and (ii) warrants to purchase 145,836 shares of the Company's common stock. The Company recorded net proceeds of $227,000.

         The note bears interest at 4% and is convertible into common stock at the lesser of:

                  a)    $0.242; or

                  b)   80% of the average of the three lowest closing prices of
                        the common stock for the thirty trading days immediately prior to the conversion date.

                  c)   Conversion of debt to common shares is limited to 4.99%
                        of the current outstanding common shares

         The unconverted portion of the note is due at various times through December 30, 2004, which as of December 31, 2002 amounted to $210,000.

         The warrants have an exercise price of:
                  a)    Prices ranging from $0.204 to $0.252
                  b) 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE, CONTINUED:


         4% Convertible Note Payable, Ellis Enterprise Limited
         -----------------------------------------------------

         Using the Black Scholes Option Pricing Model, the fair value of the warrants amounted to $0.14 per share or total allocation of $20,000. This amount was recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $165,000 has been recorded as a debt discount and is being amortized using the effective interest rate (45%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion is recognized as interest expense upon conversion.

         During the year ended December 31, 2002, $40,000 was converted at an average conversion price of $0.133 into 300,842 common shares.

         4% Convertible Note Payable, Bristol Investments Fund, Limited
         --------------------------------------------------------------

         During the year ended December 31, 2002, the Company entered into two subscription agreements with Bristol Investments Fund, Limited, for the sale of (i) an aggregate of $300,000 convertible notes and (ii) warrants to purchase 175,002 shares of the Company's common stock. The Company recorded net proceeds of $273,000.

         The note bears interest at 4% and is convertible into common stock at the lesser of:
                  1.    $0.242
                  2. 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately prior to the conversion date.
                  3. Conversion of debt to common shares is limited to 4.99% of the current outstanding common shares.

         The unconverted portion of the note is due at various times through December 30, 2004, which as of December 31, 2002 amounted to $270,000.

         The warrants have an exercise price of:
                  1.    Prices ranging from $0.204 to $0.252
                  2. 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

         Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.14 per share or total allocation of $24,000. This amount was recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $199,000 has been recorded as a debt discount and is being amortized using the effective interest rate (54%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion is recognized as interest expense upon conversion.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         4% Convertible Note Payable, Bristol Investments Fund, Limited,
         ---------------------------------------------------------------
         Continued
         ---------

         During the year ended December 31, 2002, $30,000 were converted at an average conversion price of $0.133 into 225,699 common shares.

         5% Convertible Note Payable
         ---------------------------

         In October 2000, the Company entered into a purchase agreement with an investment company to issue a total of $10,000,000 convertible notes payable with interest at 5% per annum and 231,884 common stock purchase warrants. Each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $9.76 per share. In October 2000, the Company issued $2,000,000 of convertible notes and the warrants. The remaining principal balance of the note was payable in full in October 2003. The fair value of the associated warrant was determined based on the Black-Scholes pricing method at the date of grant. The value of the warrants totaled $1,576,309 and is included in paid-in capital. The discount is being amortized to interest expense over the life of the note using the interest rate method (effective interest of 48%). Amortization of the debt discount included in interest expense approximated $13,000 and $463,000 for the years ended December 31, 2002 and 2001, respectively.

         In 2001, $1,450,000 of the original note balance and accrued interest ($575,087 or $0.18 per share, net of unamortized debt discount) was converted to 3,220,765 shares of the Company's common stock at an average conversion rate of $0.45 per share.

         In 2002, $550,000 of the original note balance and accrued interest ($312,338 or $0.12 per share, net of unamortized debt discount) was converted to 2,624,447 shares of the Company's common stock at an average conversion rate of $0.21 per share.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         The warrants have an exercise price of:
                  c)       $0.82; or
                  d) 120% of the three lowest closing price of the common stock for the ten trading days prior to the exercise of the warrant.

         Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.58 per share or total consideration of $57,800. This amount was recorded as a discount against the face value of the note payable. In addition, since this debt is convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $207,800 has been recorded as a debt discount and is being amortized using the effective interest rate (54%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion was recognized as interest expense upon conversion.

         In 2002 and 2001, $1,198 and $598,802 of the original note and related accrued interest was converted to 6,600 and 3,402,600 shares of the Company's common stock at an average conversion rate of $0.18 and $0.18 per share, respectively.

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

         Using the Black Scholes Option Pricing Model, the fair value of the warrant amounted to $0.42 per share or total consideration of $34,600. This amount was recorded as debt discount against the face value of the note payable. In addition, since this debt was convertible into equity at the option of the note holder at conversion rates mentioned above, a beneficial conversion feature of $209,650 had been recorded as a debt discount and was being amortized using the effective interest rate (60%) over the life of the debt in accordance with EITF 00-27. Unamortized debt discount and beneficial conversion was recognized as interest expense upon conversion.

         In 2001, the note balance of $500,000 and related accrued interest was converted to 2,973,780 shares of the Company's common stock at an average conversion rate of $0.17 per share.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         During January 2002, the Company entered into a new convertible debt financing agreement for $1,452,500 with Stonestreet Limited Partnership and Laurus Master Fund, Ltd.. The stated interest rate was 4% per annum (effective interest rate of 52%) and the unpaid principal and interest balance was due in full by January 7, 2004. Net proceeds to the Company amounted to approximately $1,326,000, which was net of debt issue costs. The Company issued 500,000 warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.96. Subsequently, in May 2002, due to an additional financing, these warrants were repriced at $0.90 per share pursuant to the terms of this financing agreement. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature ($931,000), debt discount ($127,000), and cost of warrants issued ($395,000) exceeded the face value of the notes payable, therefore, only $1,452,500, the face amount of the note, was recognized as debt discount, and was amortized over the life of the notes payable. Any unamortized debt discount and beneficial conversion feature was charged to expense upon conversion, as interest expense.

         As of December 31, 2002, Laurus Master Fund had converted all of its notes aggregating $700,000 plus interest into 2,103,529 common shares at an average conversion price of $0.33 per share.

         In August 2002, the Company entered into securities purchase agreement with an accredited investor, Stonestreet Limited Partnership for the issuance of 4% convertible debentures (effective interest rate of 45%) in the aggregate amount of $150,000. The debentures are convertible into common stock at a conversion price of the lower of $.242 or 80% of the average of the five lowest closing bid prices for the common stock thirty days prior to conversion. In addition, an aggregate of 113,400 common stock purchase warrants were issued to the investor. Each common stock purchase warrant has an exercise price of $.252. Net proceeds amounted to $133,000, net of debt issue cash cost of $17,000. In addition, the value of the warrants ($21,000) and the beneficial conversion feature pursuant to EITF 00-27 of $60,000 was also recognized. Total debt issue cost of $98,000 was amortized over the life of the debt using the interest method. As of December 31, 2002, there was no outstanding principal balance.

         As of December 31, 2002, Stonestreet Limited Partnership had converted all of its notes aggregating $902,500 (comprised of $150,000 from August 2002 and $752,500 from January 2002 financing) plus interest into 4,294,596 common shares at an average conversion price of $0.21 per share.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(6)      COMMON STOCK

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(6)      COMMON STOCK, CONTINUED:

         Private Placements, Continued
         -----------------------------

         During May 2002, the Company entered into an equity financing agreement of up to $5 million, with an initial put demand by the Company for approximately $800,000 in exchange for 2,666,667 shares of the Company's common stock at a price of $0.30 per share. The minimum put amount is $150,000 and the offering price of the Company's common stock is determined on a formula, as set forth in the agreement. The Company paid a finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43, the value of which has been netted against the gross proceeds. Subsequently, on August 8, 2002, $500,000 of the $800,000 investment was repriced and 833,334 additional shares (valued at $175,000) of common stock was issued to the investors so that the average cost of the initial put was $0.22857 per share. Pursuant to this agreement, the Company can exercise its right to require the Investor to purchase a discretionary amount of the Company's common stock as determined by the Company, subject to the terms of the agreement.

         In connection with the May 2002 transaction, the Company also issued 300,000 warrants in May 2002, to purchase shares of the Company's common stock at an exercise price of $0.43 per share. Subsequently, on August 8, 2002, the Company adjusted the exercise price on these warrants to $.20 per share due to a subsequent financing. During 2002, the Company accounted for the change in exercise under variable accounting and recognized an expense of $9,000 during the period. In addition, the Company also recognized an expense of $175,000 from the issuance of an additional 833,334 common shares referred to above.

         Settlement
         ----------

         During September 2001, the Company entered into an agreement with an investment banking group to settle a dispute regarding a financial consulting agreement dated May 30, 2000. While the management did not believe that the claims were meritorious, the Company entered into the Settlement Agreement, to among other reasons, avoid distracting management's focus from operations and to minimize legal expenses. Pursuant to the settlement, the Company issued 110,000 shares of common stock and 300,000 warrants exercisable into 300,000 shares of common stock, of which, 150,000 warrants are exercisable at $2.00 per share and 150,000 warrants are exercisable at $1.50 per share. Total consideration given amounted to $298,050, comprised of $50,000 paid in cash, 110,000 in common stock shares with a fair value of $81,400 and 300,000 in warrants with a fair value using Black Scholes model of $166,650, which was recognized into expense during 2001.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(7)      INCOME TAXES:

         For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $23,600,000, which includes approximately $323,000 acquired from Dead On, Inc. The net operating loss carryforwards expire through 2022 and are available to offset future income tax liabilities.

         A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

                                                                                      Since
                                                                   Year ended      inception to
                                                                   December 31,    December 31,
                                                                       2002            2001
                                                                   -------------   -------------

                  Federal income tax (benefit) at statutory rates            34%             34%
                  State income taxes (benefit), less federal
                    income tax benefit                                        6               6
                                                                   -------------   -------------

                  Total provision/(benefit)                                  40              40
                  Permanent differences (warrant cost and
                    beneficial conversion feature amortization)             (15)             (5)
                  NOL utilized                                              (25)            (35)
                                                                   -------------   -------------

                        Total provision                                       -%             -%
                                                                   =============   =============

         Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2002 are as follows:

               Net operating loss carryforwards                  $   23,600,000
               Valuation allowance                                  (23,600,000)
                                                                 ---------------

                         Net deferred taxes                      $           --
                                                                 ===============

(8)      EMPLOYMENT AGREEMENT:

         The Company entered into an employment agreement with an officer stockholder of the Company to pay an annual base salary of $252,000 through July 2002. No formal extensions exist as of December 31, 2002. Increases are determined annually by the Board of Directors. Under this agreement, salaries approximated $250,000 and $240,000 for the years ended December 31, 2002 and 2001, respectively.


(9)      CONSULTING AGREEMENT:

         The Company entered into a consulting agreement with a personal service corporation owned by an officer of the Company to pay an annual consulting fee of $143,000 through July 2002. No formal extensions exist as of December 31, 2002. Increases are determined annually by the Board of Directors. Consulting fees approximated $141,000 and $135,000 for the years ended December 31, 2002 and 2001, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(10)     COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2002:

               Year ending December 31,
                   2003                                    $ 304,615
                   2004                                      313,291
                   2005                                      266,053
                                                           ----------

                                                             883,959
               Less sublease income                          280,000
                                                           ----------

                                                           $ 603,959
                                                           ==========

         Rent expense, net of sublease income of $90,000 amounted to $162,169 and $233,974 for the years ended December 31, 2002 and 2001, respectively.


         Legal Maters
         ------------

         During 2002, the Company was notified of potential claims aggregating $160,000. Management believes that it has adequate defense for such unsubstantiated claims and accordingly, since the amounts are estimable but highly unprobable, these amounts have not been recorded in these financial statements.

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

         Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is greater than 85% of the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan vest at a rate of at least 20% per year over a 5-year period from the date of the grant or sooner if approved by the Board of Directors. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(5)      INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED:


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

         During 2001, the Company granted 250,000 stock options exercisable at an exercise price of $0.65 to a consultant for professional services provided and to be provided to the Company. The options expire at various times through 2004. The options were valued using the Black-Scholes method at the date of grant. Compensation expense, recognized over the vesting period, to consultants pursuant to SFAS No. 123 amounted to $107,276 and $140,263 for the years ended December 31, 2002 and 2001, respectively.

         During 2002, the Company granted 1,095,000 stock options exercisable at an average exercise price of $0.14 to employees of the Company. The options expire at various times through 2005.

         The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2002 and 2001 are as follows:

                                                             2002                  2001
                                                     -------------------   -------------------
                                                                 Average               Average
                                                                 Exercise              Exercise
                                                       Number     Price      Number     Price
                                                     ----------  -------   ----------  -------

               Outstanding at beginning of the year  2,078,625   $ 2.33      916,325   $ 6.51
               Granted during the year               1,095,000      .15    1,667,920      .99
               Terminated during the year                   --       --      505,620     5.47
               Exercised during the year                    --       --           --       --
               Outstanding at end of the year        3,173,625     1.58    2,078,625     2.33
               Exercisable at end of the year        1,528,625     2.84      645,525     3.94

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(11)     INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED:

                  Expected life                                          3 Years
                  Risk-free interest rate                                   5.0%
                  Dividend yield                                              -
                  Volatility                                                100%

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

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                               December 31, 2002
                                                               -----------------

                  Net loss, as reported                        $     (6,568,922)
                  Pro forma net loss                           $     (7,570,000)

                  Basic and diluted historical loss per share  $          (0.17)
                  Pro forma basic and diluted loss per share   $          (0.24)

(12)     WARRANTS:


         At December 31, 2002, the Company had warrants outstanding that allow the holders to purchase up to 3,464,297 shares of common stock, of which, 231,884 warrants had an exercise price of $9.76 expiring through October 2005, 1,300,683 warrants had an exercise price ranging from $0.40 to $2.00 per share, and 1,931,730 have an exercise price ranging from $0.20 to $0.35 expiring through December 2007.

         The number and weighted average exercise prices of the warrants for the years ended December 31, 2002 and 2001 are as follows:

                                                              2002                  2001
                                                     --------------------   --------------------
                                                                  Average               Average
                                                                 Exercise               Exercise
                                                       Number      Price     Number      Price
                                                     ---------   --------   ---------   --------
               Outstanding at beginning of the year  1,457,567   $  2.42      882,414   $ 14.06
               Granted during the year               2,037,242       .42    1,225,683      1.04
               Exercised during the year                30,512       .11           --        --
               Terminated during the year                   --        --      650,530     15.60
               Outstanding at end of the year        3,464,297      1.26    1,457,567      2.42
               Exercisable at end of the year        3,464,297      1.26    1,457,567      2.42

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(13)     SUBSEQUENT EVENT:

         Subsequent to December 31, 2002, note holders converted additional note principal into common shares as follows:

                                                                         Average
                                              Amount       Converted    Exercise
                                             Converted    Shares Into    Price
                                            -----------   -----------   --------
         Alpha Capital Akteingesellschaft   $   95,000     1,078,154    $  0.09
         Bristol Investments                   120,000     1,114,655    $  0.11
         Ellis Enterprise Limited              105,000     1,083,255    $  0.10
                                            -----------   -----------   --------
                                            $  320,000     3,276,064    $  0.10
                                            ===========   ===========   ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                AGE    POSITION
        ----                ---    --------
        Dean Weber          40     Chairman of the Board, President, Chief
                                   Executive Officer, Director
        Rahoul Sharan       41     Chief Financial Officer, Secretary, Treasurer
                                   and Director
        Bradley J. Ammon    39     Director

         Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified, although Dean Weber has an employment agreement and Rahoul Sharan's company has a personal service agreement with us. There are no family relationships between any of our directors or officers.

         Dean Weber brings an extensive background to One Voice with over 20 years of technology and management experience. He is responsible for developing the company's strategic vision and pioneering its products, patented technology and business strategies. He was elected to our Board of Directors in July of 1999 as Chairman.

Before founding One Voice in 1998, Mr. Weber played key roles in many high profile technology companies including the B2 Stealth Bomber project at Northrop, Space Station contracts at United Technologies and advanced user interfaces at Xerox. Throughout his career, Mr. Weber has developed a comprehensive knowledge of Human Computer Interaction, Cognitive Science, Artificial Intelligence and Natural Language Processing. Mr. Weber currently has numerous patents in Artificial Intelligence, Natural Language Processing and other related technologies.

As CEO of One Voice, Mr. Weber has been instrumental in the growth and development of the company, successfully raising over $26 million of institutional funding, taking One Voice public, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Mr. Weber holds a Bachelor of Science degree in Computer Science from Central Connecticut State University.

         RAHOUL SHARAN brings over 18 years of finance and accounting experience to One Voice. He is responsible for managing all of One Voice's accounting and financial matters. He was elected to our Board of Directors in July of 1999.

Prior to joining the One Voice team, Mr. Sharan was a partner of the S&P Group, which specializes in investment financing for venture capital projects, real estate development and construction. At S&P Group, Mr. Sharan led the successful financing efforts for over 15 companies in several industries.

Mr. Sharan was also the President of KJN Management Ltd., which provides a broad range of administrative, management and financial services. He also worked in public accounting for six years with Coopers & Lybrand. At C&L, Mr. Sharan worked in both the tax and audit groups for a wide variety of large and small clients.

Mr. Sharan holds a Bachelor of Commerce degree from the University of British Columbia and is a member of the Institute of Chartered Accountants of British Columbia.

         BRADLEY J. AMMON is a tax attorney in the San Diego law firm of Ernest
S. Ryder & Associates, Inc. Mr. Ammon specializes in international tax planning, including restructuring of international operations, domestic mergers and acquisitions, and developing business plans to minimize worldwide taxation. Prior to joining the firm, Mr. Ammon was with SAIC as an International Tax Manager. He previously was with KPMG, LLP in the International Corporate Services department since 1998 where his principal practice consisted of clients in the information, communications and entertainment ("ICE") industry. Prior to joining KPMG, Mr. Ammon worked from 1995 to 1998 at Deloitte & Touche, LLP in their tax services department where he provided corporate, partnership, and personal tax and business planning services to clients. Mr. Ammon also worked several years as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for multiple subsidiaries. Mr. Ammon has a Juris Doctor and a Master's of Law in taxation (LL.M.) from the University of San Diego, and received his undergraduate degree from the University of California, San Diego. He is admitted to the California Bar. Mr. Ammon is a member of our Audit Committee and Compensation Committee and was appointed to our Board on June 9, 2000.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2002, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2002. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2002, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.


ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2002, 2001 and 2000 exceeded $100,000:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                                   Other
                                                   Annual     Restricted   Options     LTIP   All Other
  Name & Principal           Salary     Bonus      Compen-      Stock       SARs     Payouts  Compen-
      Position         Year    ($)       ($)      sation ($)    awards      (#)(1)      ($)    sation
--------------------- ------ -------- ----------- ---------- ------------ --------- --------- ---------
Dean Weber,            2002  252,000                   0           0          0          0        0
CEO                    2001  246,098      0            0           0          0          0        0
                       2000  252,000    75,000         0           0          0          0        0

Rahoul Sharan,         2002  142,500                   0           0          0          0        0
CFO                    2001  137,654      0            0           0          0          0        0
                       2000  180,000  75,000(1)        0           0          0          0        0


(1) This payment was made through KJN Management Ltd.

EMPLOYMENT AGREEMENT

We entered into a three-year employment agreement (the Weber Employment Agreement) with Dean Weber, our Chairman, Chief Executive Officer and President, commencing in July 1999. The Weber Employment Agreement provides that, in consideration for Mr. Weber's services, he is to be paid an annual salary of $180,000. The salary was changed to $252,000 annually in April 2000. The last bonus earned was paid in 2000.

PERSONAL SERVICE AGREEMENT

We entered into a three-year personal service agreement with KJN Management Ltd., commencing in July 1999 for the services of its CFO, Rahoul Sharan, which provided for the payment of a fee by the Company to KJN Management Ltd. of $120,000 per year. The service fee was increased to $180,000 per year in 2000 and subsequently been reduced in 2001 and 2002. The last bonus earned was paid in 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 18, 2003 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 6333 Greenwich Drive, Suite 240, San Diego, California 92122.

                                                                           Shares Beneficially Owned(1)
                                                                           ----------------------------
    Name and Address of Beneficial Owner                                        Number       Percent
    ---------------------------------------------------------------------- --------------- ------------
    Dean Weber, CEO, President and Chairman of the Board(2)                   5,558,000(3)    14.69%

    IVantage, Inc. (2)                                                        1,600,200        4.23%

    Rahoul Sharan, CFO, Secretary, Treasurer and Director                        60,000(4)      *

    Bradley J. Ammon, Director                                                   75,000(5)      *

    Alpha Capital Atiengesellschaft                                           4,198,550(6)     9.99%

    Ellis Enterprises Ltd.                                                    2,131,130(7)     5.63%

    Bristol Investment Fund, Ltd.                                             2,667,310(8)     7.05%

    Total securities held by officers and directors as a group (4 people):    5,693,000(9)    15.05%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 18, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2) iVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and President of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 1,600,200 shares in the name of iVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.
(3) Includes 1,600,200 shares owned indirectly through iVantage, Inc.
(4) Represents options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; and (ii) 10,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
(5) Includes options to purchase (i) 50,000 shares at an exercise price of $8.750 per share; and (ii) 25,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
(6) Includes 350,004 shares underlying warrants that are currently exercisable at an exercise price of $0.27 per share. In accordance with rule 13d-3 under the securities exchange act of 1934, Konrad Ackerman may be deemed a control person of the shares owned by such entity.
(7) Includes 145,836 shares underlying warrants that are currently exercisable at an exercise price of $0.27 per share. Dr. Julian Ungar, an unaffiliated third party, has investment power over the shares owned by such entity.
(8) Includes 175,002 shares underlying warrants that are currently exercisable at an exercise price of $0.27 per share. Paul Kessler and Diana Kessler, unaffiliated third parties, have investment power over the shares owned by such entity.
(9) Includes options to purchase 210,000 shares as they are currently exercisable.
*   Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There were no material related transactions during the year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit               Description
       -------               -----------
         No.
         ---
                PLANS OF ACQUISITION

         2.1 Merger Agreement and Plan of Reorganization with Conversational Systems, Inc. dated June 22, 1999 (filed herewith).

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


                OPINION REGARDING LEGALITY

         5.1 Sichenzia Ross Friedman Ference LLP Opinion and Consent (filed herewith).

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

         10.3 Software Agreement with IBM/OEM dated September 21, 1999 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed November 20, 2000).

         10.4 Software License Agreement with Philips Spech Processing dated March 3, 2000 (incorporated by reference to Exhibit 4.4 to our Form SB-2 filed November 20, 2000) .

         10.5 Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 to our Form S-8, Amendment No. 1, filed October 4, 2000).

         10.6 Subscription Agreement dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.7 Alpha Capital Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.8 Alpha Capital Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.9 Stonestreet Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.10 Stonestreet Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.11 Subscription Agreement dated November 14, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.12 Alpha Capital Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.13 Alpha Capital Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002)

         10.14 Ellis Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.15 Ellis Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.16 Bristol Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.17 Bristol Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

                CONSENTS OF EXPERTS AND COUNSEL

         99.1 Certification of the Chief Executive Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees

Reports filed on Form 8-K: None

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ONE VOICE TECHNOLOGIES, INC.





DATE:  MARCH 31, 2003             BY:     /S/ DEAN WEBER
                                       -------------------------------------
                                       DEAN WEBER, PRESIDENT & DIRECTOR



DATE:  MARCH 31, 2003             BY:     /S/ RAHOUL SHARAN
                                       -------------------------------------
                                       RAHOUL SHARAN, CHIEF FINANCIAL
                                       OFFICER, SECRETARY, TREASURER & DIRECTOR



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.



      SIGNATURE                           TITLE                         DATE

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         MARCH 31, 2003
-------------------------         AND DIRECTOR
DEAN WEBER

/S/ RAHOUL SHARAN                 CHIEF FINANCIAL OFFICER         MARCH 31, 2003
-------------------------         AND DIRECTOR
RAHOUL SHARAN

/S/ BRADLEY J. AMMON              DIRECTOR                        MARCH 31, 2003
-------------------------
BRADLEY J. AMMON

                                  CERTIFICATION

         I, Dean Weber, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of One Voice Technologies, Inc.;

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

March 31, 2003

/s/ Dean Weber
Chief Executive Officer

                                  CERTIFICATION

         I, Rahoul Sharan, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of One Voice Technologies, Inc.;

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

March 31, 2003

/s/ Rahoul Sharan
Chief Financial Officer