Form 10QSB
period 2003-03-31
ONE VOICE TECHNOLOGIES INC
filed 2003-05-15
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2003

                           COMMISSION FILE NO. 0-27589

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

As of May 6, 2003, the registrant had 48,189,437 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

           Balance Sheet                                                F-3
           Statements of Operations                                     F-4
           Statement of Stockholders' Equity                            F-5
           Statements of Cash Flows                                     F-9
           Notes to Financial Statements                               F-11


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                        BALANCE SHEET - MARCH 31, 2003

                                                  (UNAUDITED)

                                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $        84,428
  Prepaid expenses                                                             47,051
                                                                      ----------------

          Total current assets                                                            $      131,479

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                      302,896

OTHER ASSETS:
  Software licensing, net of accumulated amortization                           4,635
  Software development costs, net of accumulated amortization                 645,685
  Deposits                                                                     46,897
  Trademarks, net of accumulated amortization                                  91,939
  Patents                                                                      68,416
                                                                      ----------------

          Total other assets                                                                     857,572
                                                                                          ---------------

                                                                                          $    1,291,947
                                                                                          ===============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                                   $      559,781

4% CONVERTIBLE NOTES PAYABLE, due November 14, 2004                   $       265,000
Less unamortized discount                                                    (215,312)
                                                                      ----------------

                                                                                                  49,688

4% CONVERTIBLE NOTES PAYABLE, due December 30, 2004                           480,000
Less unamortized discount                                                    (277,703)
                                                                      ----------------

                                                                                                 202,297

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                    -
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 44,704,444 shares issued and outstanding                       44,704
  Additional paid-in capital                                               28,393,920
  Deficit accumulated during development stage                            (27,958,443)
                                                                      ----------------

          Total stockholders' equity                                                             480,181
                                                                                          ---------------

                                                                                          $    1,291,947
                                                                                          ===============

The accompanying notes form an integral part of these financial statements.


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)

                                                                                                    From inception on
                                                 Three months ended        Three months ended      January 1, 1999 to
                                                   March 31, 2003            March 31, 2002           March 31, 2003
                                                   --------------            --------------           ---------------
NET REVENUES                                      $            -           $       284,625          $       650,321

COST OF REVENUES                                                -                    30,185                  199,675
                                                  ----------------          ----------------         ----------------

GROSS PROFIT                                                   -                   254,440                  450,646

GENERAL AND ADMINISTRATIVE
  EXPENSES                                              1,431,407                 1,888,097               28,409,089
                                                  ----------------          ----------------         ----------------

NET LOSS                                          $    (1,431,407)          $    (1,633,657)         $   (27,958,443)
                                                  ================          ================         ================

NET LOSS PER SHARE, basic and diluted             $         (0.03)          $         (0.06)
                                                  ================          ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING,
  basic and diluted                                    41,632,000                25,780,000
                                                  ================          ================


The accompanying notes form an integral part of these financial statements.


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                                       (UNAUDITED)

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock             Additional          during             Total
                                                ------------               paid-in         development      stockholders'
                                             Shares        Amount          capital            stage            equity
                                             ------        ------          -------            -----            ------
Balance at January 1, 1999                 12,720,000  $       12,720   $             -   $             -  $       12,720

Net proceeds from issuance of
  common stock in connection
  with merger                               7,000,000           7,000           106,236                 -         113,236

Net proceeds from issuance of
  common stock                              1,500,000           1,500         2,544,422                 -       2,545,922

Net issuance of common stock in
  exchange for services                       150,000             150           299,850                 -         300,000

Redemption of common stock                (10,000,000)        (10,000)                                            (10,000)

Net loss for the year ended
  December 31, 1999                                 -               -                 -        (1,782,215)     (1,782,215)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 1999               11,370,000          11,370         2,950,508        (1,782,215)      1,179,663

Net proceeds from issuance of
  common stock and warrants                   312,500             313         1,779,523                 -       1,779,836

Net proceeds from issuance of
  common stock and warrants                   988,560             988        12,145,193                 -      12,146,181

Issuance of warrants in exchange
  for services                                      -               -            55,000                 -          55,000

Issuance of options in exchange
  for services                                      -               -           199,311                 -         199,311

Issuance of warrants in connection
  with financing                                    -               -         1,576,309                 -       1,576,309

Net loss for the year ended
  December 31, 2000                                 -               -                 -        (9,397,620)     (9,397,620)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2000               12,671,060          12,671        18,705,844       (11,179,835)      7,538,680

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



                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                         (UNAUDITED)

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock             Additional          during             Total
                                                ------------               paid-in         development      stockholders'
                                             Shares        Amount          capital            stage            equity
                                             ------        ------          -------            -----            ------

Conversion of debt to equity, net
 of unamortized debt discount               3,220,765           3,220           571,867                 -         575,087

Issuance of options in
  exchange for services                             -               -            58,864                 -          58,864

Issuance of stock and warrants
  in connection with settlement               110,000             110           247,940                 -         248,050

Proceeds from sale of common stock
  and warrants, net of offering costs         702,350             702           839,318                 -         840,020

Issuance of warrants in connection
  with debt financing                               -               -            92,400                 -          92,400

Beneficial conversion feature
  embedded in debt securities                       -               -           417,450                 -         417,450

Conversion of debt to equity -
  Laurus Master Fund                        3,402,600           3,403           595,399                 -         598,802

Conversion of debt to equity -
  Stonestreet Capital                       2,973,780           2,974           506,137                 -         509,111

Net loss for the year ended
  December 31, 2001                                 -               -                 -        (8,778,279)     (8,778,279)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2001               23,080,555          23,080        22,035,219       (19,958,114)      2,100,185

Conversion of debt to equity                2,624,447           2,624           309,714                 -         312,338

Issuance of warrants in connection
  with debt financing                               -               -           577,879                 -         577,879

Beneficial conversion feature
  embedded in debt securities                       -               -         1,948,765                 -       1,948,765

Issuance of options in exchange
  for services                                      -               -           107,276                 -         107,276

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




                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                         (UNAUDITED)

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock             Additional          during             Total
                                                ------------               paid-in         development      stockholders'
                                             Shares        Amount          capital            stage            equity
                                             ------        ------          -------            -----            ------

Issuance of common stock                    2,666,667           2,667           721,166                 -         723,833

Cashless exercise of warrants                  10,512              11               (11)                -               -

Exercise of warrants for cash                  20,000              20             3,380                 -           3,400

Re-pricing adjustment for
  warrants outstanding                              -               -             9,000                 -           9,000

Shares issued in re-pricing-
  Stonestreet Capital                         833,334             833           174,167                 -         175,000

Conversion of debt to equity -
  Laurus Master Fund                        2,110,129           2,110           703,345                 -         705,455

Conversion of debt to equity -
  Stonestreet Capital                       4,294,596           4,294           899,405                 -         903,699

Conversion of debt to
  equity - Alpha Capital                    2,767,752           2,768           342,232                 -         345,000

Conversion of debt to
  equity - Ellis Enterprise                   300,842             301            39,699                 -          40,000

Conversion of debt to
  equity - Bristol Investments                225,699             226            29,774                 -          30,000

Net loss for the year ended
  December 31, 2002                                 -               -                 -        (6,568,922)     (6,568,922)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2002               38,934,533          38,934        27,901,010       (26,527,036)      1,412,908

Issuance of options in exchange
  for services                                      -               -             3,638                 -           3,638

Conversion of debt to
  equity - Alpha Capital                    2,400,357           2,400           191,249                 -         193,649

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



                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                         (UNAUDITED)

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock             Additional          during             Total
                                                ------------               paid-in         development      stockholders'
                                             Shares        Amount          capital            stage            equity
                                             ------        ------          -------            -----            ------

Conversion of debt to
  equity - Ellis Enterprise                 1,636,759           1,637           133,363                 -         135,000

Conversion of debt to
  equity - Bristol Investments              1,732,795           1,733           164,660                 -         166,393

Net loss for the three months ended
  March 31, 2003                                    -               -                 -        (1,431,407)     (1,431,407)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at March 31, 2003                 44,704,444  $       44,704   $    28,393,920   $   (27,958,443) $      480,181
                                       =============== ===============  ================  ================ ===============


The accompanying notes form an integral part of these financial statements.


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)

                                                                                                        From inception on
                                                         Three months ended     Three months ended     January 1, 1999 to
                                                           March 31, 2003         March 31, 2002         March 31, 2003
                                                           --------------         --------------         --------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                 $   (1,431,407)        $     (1,633,657)      $   (27,958,443)
                                                           ---------------        -----------------      ----------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                               183,237                  211,301             3,355,732
      Loss on disposal of assets                                        -                      114               523,340
      Amortization of discount on note payable                    446,100                  569,037             3,842,630
      Stock issued in exchange of debt                                  -                        -                     -
      Options issued in exchange for services                       3,638                   38,000               450,488
      Warrants issued in exchange for services                          -                        -               221,650

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, trade                                   29,846                 (184,100)               29,846
      Licensing revenue receivable                                      -                                       (279,343)
      Advertising revenue receivable                                    -                        -               249,455
      Inventory                                                         -                   30,064                     -
      Prepaid advertising                                               -                        -                     -
      Prepaid mailing lists                                             -                        -              (750,000)
      Prepaid expenses                                             16,574                 (155,456)              (46,995)
      Deposits                                                          -                   (3,751)              (46,897)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                       130,102                 (116,308)              559,792
      Deferred revenue                                                  -                        -               250,000
                                                           ---------------        -----------------      ----------------

          Total adjustments                                       809,497                  388,901             8,359,698
                                                           ---------------        -----------------      ----------------

          Net cash used for operating activities                 (621,910)              (1,244,756)          (19,598,745)
                                                           ---------------        -----------------      ----------------

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



                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF CASH FLOWS (CONTINUED)

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)

                                                                                                        From inception on
                                                         Three months ended     Three months ended     January 1, 1999 to
                                                           March 31, 2003         March 31, 2002         March 31, 2003
                                                           --------------         --------------         --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                               (7,737)                     782            (1,405,556)
  Software licensing                                                    -                        -            (1,145,322)
  Software development costs                                      (20,292)                       -            (1,597,375)
  Trademarks                                                         (262)                  (1,602)             (242,731)
  Patents                                                         (10,526)                  (6,356)              (84,991)
  Loan fees                                                             -                        -              (200,000)
                                                           ---------------        -----------------      ----------------

          Net cash used for investing activities                  (38,817)                  (7,176)           (4,675,975)
                                                           ---------------        -----------------      ----------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                           -                        -            18,465,148
  Retirement of common stock, net                                       -                        -               (10,000)
  Proceeds from loans payable, officer-stockholder                      -                        -              (200,000)
  Proceeds from loans payable                                           -                        -               200,000
  Proceeds from convertible note payable                                -                1,326,000             5,904,000
                                                           ---------------        -----------------      ----------------

          Net cash provided by financing activities                     -                1,326,000            24,359,148
                                                           ---------------        -----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                  (660,727)                  74,068                84,428
CASH AND CASH EQUIVALENTS, beginning of period                    745,155                  735,489                     -
                                                           ---------------        -----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                   $       84,428         $        809,557       $        84,428
                                                           ===============        =================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $            -         $        434,354       $       453,401
                                                           ===============        =================      ================
  Income taxes paid                                        $          800         $            800       $         5,823
                                                           ===============        =================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                 $        3,638         $              -       $       369,088
                                                           ===============        =================      ================
   Shares issued for re-pricing of conversion rate         $            -         $              -       $       175,000
                                                           ===============        =================      ================
   Common shares and warrants issued for
     settlement                                            $            -         $              -       $       303,050
                                                           ===============        =================      ================
   Warrants issued in connection with financing            $            -         $              -       $     3,905,898
                                                           ===============        =================      ================
   Beneficial conversion feature of convertible debt       $            -         $              -       $     2,366,215
                                                           ===============        =================      ================
   Common stock issued in exchange for debt                $      495,000         $              -       $     4,514,492
                                                           ===============        =================      ================

The accompanying notes form an integral part of these financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2003

(1)      ORGANIZATION:

                  One Voice Technologies, Inc. (formerly Conversational Systems, Inc.) was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         GOING CONCERN:

                  The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,431,407 during the three months ended March 31, 2003 and had an accumulated deficit of $27,958,443. The Company had a working capital deficit of $428,302 at March 31, 2003. Cash flows used for operations amounted to $621,910 for the three months ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         BUSINESS ACTIVITY:

                  One Voice Technologies, Inc. is a developer of 4th Generation voice solutions for the Wireless, Telematics, TV/Internet appliance and Interactive Multimedia markets.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

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

(3)      CONVERTIBLE NOTE PAYABLE:

         Conversion of Debt
         ------------------

         During the three months ended March 31, 2003, approximately $495,000 of notes payable was converted into approximately 5,770,000 shares of the Company's common stock at an average conversion price of $0.09 per share.

         A summary of convertible notes payable at stated interest rate of 4% is as follows:

                                                Due                  Principal          Unamortized             Net
                                               Date                   Amount             Discount             Balance
                                               ----                   ------             --------             -------
         Alpha Capital
           Akteingesellschaft           November 14, 2004          $       265,000    $      (215,312)    $        49,688
         Alpha Capital
           Akteingesellschaft           December 30, 2004                  300,000           (173,564)            126,436
         Ellis Enterprise Limited       December 30, 2004                   75,000            (43,391)             31,609
         Bristol Investments
           Fund, Limited                December 30, 2004                  105,000            (60,748)             44,252
                                                                   ----------------   ----------------    ----------------

                                                                   $       745,000    $      (493,015)    $       251,985
                                                                   ================   ================    ================

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

(4)      COMMON STOCK:

         During the quarter ended March 31, 2003, $193,649 of the Alpha Capital Akteingesellschaft convertible note payable was converted at an average conversion price of $0.08 into 2,400,357 shares of the Company's common stock.

         During the quarter ended March 31, 2003, $135,000 of the Ellis Enterprise Limited convertible note payable was converted at an average conversion price of $0.08 into 1,636,759 of the Company's common stock.

         During the quarter ended March 31, 2003, $166,393 of the Bristol Investments Fund, Limited convertible note payable and related interest was converted at an average conversion price of $0.10 into 1,732,795 common shares.

(5)      COMMITMENTS AND CONTINGENCIES:

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

(6)      INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

         Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information, using the Black-Scholes method at the date of grant, is based on the following assumptions:

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

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                                          March 31, 2003       March 31, 2002
                                                                          --------------       --------------

                  Net loss, as reported                                   $  (1,431,407)       $  (1,633,657)
                  Stock compensation calculated under SFAS 123            $    (120,000)       $    (300,000)
                  Pro forma net loss                                      $  (1,551,407)       $  (1,933,657)

                  Basic and diluted historical loss per share             $       (0.03)       $       (0.06)
                  Pro forma basic and diluted loss per share              $       (0.04)       $       (0.08)

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

(7)      SUBSEQUENT EVENTS:

         During April 2003, Alpha Capital Akteingesellschaft converted $50,750 of the convertible notes at an average conversion price of $0.054 into 936,056 common shares. During April 2003, Ellis Enterprise Limited converted $55,000 of the convertible notes at an average conversion price of $0.054 into 1,014,758 common shares. During April 2003, Bristol Investments Fund, Limited converted $106,000 of the convertible notes at an average conversion price of $0.054 into 1,994,377 common shares.

         On April 10, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Akteingesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate of 60%), mature on April 10, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 10, 2008 at a purchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $26,100 using Black Scholes option pricing model and the beneficial conversion feature of approximately $514,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

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

OVERVIEW

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

In February 2003, we issued a joint press release with Royal Philips Electronics' (NYSE: PHG) business unit Speech Processing, a leading provider of speech recognition technology, that T-Mobile (NYSE: DT) Austria signed an exclusive agreement to utilize MobileVoice in the T-Mobile Future House, a product center, showcasing T-Mobile's upcoming wireless subscriber services located in Vienna, Austria.

In March 2003, we announced the completed installation of MobileVoice Assistant for pre-purchase, trial use at the corporate headquarters of a Fortune 50 company. The MobileVoice Assistant is a telco-grade hardware and software solution offering Voice Dialing, On-the-fly Group Conference Calling, Voice-to-Text SMS Messaging and secure E-Mail access. The MobileVoice Assistant offers access to mission critical corporate information anytime, anywhere, from any phone, all by voice. To insure the highest level of data security the MobileVoice Assistant was installed behind the firewall within the company's corporate data center.

In April 2003, we announced the launch of our MobileVoice(TM) website in Spanish for carrier operators in Latin America. To access the Spanish website, MobileVoice users should click on the Account Login button from the One Voice Technologies home page and select the Spanish option. To listen to a demonstration of MobileVoice in Spanish, click on HTTP://WWW.ONEVOICETECH.COM/MOBILEVOICE/AUDIO/MOBILEVOICEES.MP3

In May 2003, we announced MobileVoice Network News(TM), a comprehensive mobile news service offering total coverage of breaking news and feature stories from around the world. With MobileVoice Network News, mobile subscribers can listen to up-to-the-minute news coverage, including: Top Headlines, Business and Markets, Sports, Weather, Politics, Technology, Entertainment and Health. MobileVoice Network News is a powerful addition to the MobileVoice platform and will be offered in both English and Spanish covering news in North America, Latin America and around the world.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carryforwards. These accounting policies are fully described at relevant sections in the discussion and analysis and in the notes to the financial statements included in our Form 10-K report filed on March 31, 2003.

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2003 and 2002.

                  SELECTED STATEMENTS OF OPERATIONS INFORMATION
                  --------------------------------------------
                                    Quarter Ended        Quarter Ended
         -----------------------------------------------------------------------
                                    March 31, 2003      March 31, 2002
         -----------------------------------------------------------------------
         Net Revenues                $        -          $   284,625
         -----------------------------------------------------------------------
         Operating expenses          $ 1,431,407          $ 1,888,097
         -----------------------------------------------------------------------
         Net loss                    $(1,431,407)         $(1,633,657)
         -----------------------------------------------------------------------

Discussion of the three months ended March 31, 2003 compared with the three months ended March 31, 2002.

There were no revenues for the three months ended March 31, 2003. Net revenues of $285,000 were earned for the three months ended March 31, 2002.The recognition of revenues in the first quarter of 2002 resulted primarily from work performed in the DVD/Multimedia sector. The Company does not have any revenue generating contracts currently.

Operating expenses decreased to $1,431,000 for the three months ended March 31, 2003 from $1,888,000 for the same period in 2002. The decrease in operating expenses over the same quarter in 2002 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $327,000 for the three months ended March 31, 2003 as compared to $377,000 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses decreased to $61,000 for the three months ended March 31, 2003 from $169,000 for the same period in 2002 The decrease was due primarily from a change in law firms. Depreciation and amortization expenses decreased to $196,000 for the three months ended March 31, 2003 from $211,000 for the same period in the prior year, primarily due to the IBM License having been fully amortized in the prior period. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to $451,000 in 2003, as compared to $496,000 in 2002, primarily due to less notes being converted with higher non cash interest expense.

We had a net loss of $1,431,407, or basic and diluted net loss per share of $0.03, for the three months ended March 31, 2003 compared to $1,633,657, or basic and diluted net loss per share of $0.06, for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a negative working capital of $428,302 as compared to working capital of $725,547 at March 31, 2002.

Net cash used for operating activities was $621,910 for the quarter ended March 31, 2003 compared to $1,244,756 for the quarter ended March 31, 2002. We believe that our average monthly cash requirements approximate $265,000. From inception on January 1, 1999 to March 31, 2003, net cash used for operating activities was $15,598,745.

Net cash used for investing activities was $38,817 for the quarter ended March 31, 2003 compared to net cash used of $7,176 for the quarter ended March 31, 2002. During the three months ended March 31, 2003, cash was primarily used for capitalized software development costs, patents and license. From inception on January 1, 1999 to March 31, 2003, net cash used for investing activities was $4,675,975.

Net cash provided by financing activities was $0 for the quarter ended March 31, 2003 compared to $1,326,000 for the quarter ended March 31, 2002. From inception on January 1, 1999 to March 31, 2003 net cash provided by financing activities was $24,359,148.

We incurred a net loss of ($1,431,407) during the quarter ended March 31, 2003, and had an accumulated deficit of ($27,958,443). Our losses through March 2003 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses.

Cash flow from sales began in the first quarter 2002. There has been no material cash flows from sales during the current quarter.

We maintain a cash balance that we believe will sustain operations up to June 2003. We continue to rely heavily on our current funding sources, which have financed us since 2001, until we are operationally breakeven. The losses through the quarter ended March 31, 2003 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending April 10, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

On April 10, 2003, we entered into a securities purchase agreement with four accredited investors, Alpha Capital Akteingesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4%, mature on April 10, 2005, and are convertible into our common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes are due upon default under the terms of convertible notes. In addition, we issued an aggregate of 350,004 warrant to the investors. The warrants are exercisable until April 10, 2008 at a purchase price of $.1272 per share. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

OPTION GRANTS

The Company granted 200,000 options to a new employee at an exercise price of $0.13 per share, which vests over 3 years.

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

(b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION

DATE:  MAY 15, 2003           BY: /S/ DEAN WEBER
                                 ----------------------------------------------
                                 DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE: MAY 15, 2003            BY: /S/ RAHOUL SHARAN
                                 ----------------------------------------------
                                 RAHOUL SHARAN, CHIEF FINANCIAL OFFICER

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

May 15, 2003

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

May 15, 2003

                                             /S/ RAHOUL SHARAN
                                             -----------------------
                                             RAHOUL SHARAN
                                             CHIEF FINANCIAL OFFICER