Form 10QSB
period 2003-06-30
ONE VOICE TECHNOLOGIES INC
filed 2003-08-14
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2003


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

As of July 22, 2003, the registrant had 55,184,128 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

                                     PART I
                              FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

           Balance Sheet                                                 F-3
           Statements of Operations                                      F-4
           Statement of Stockholders' Equity                             F-5
           Statements of Cash Flows                                      F-9
           Notes to Financial Statements                                 F-11


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                         BALANCE SHEET - JUNE 30, 2003

                                                  (UNAUDITED)

                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $       113,038
  Prepaid expenses                                                          79,620
                                                                   ----------------

          Total current assets                                                         $      192,658

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                   261,855

OTHER ASSETS:
  Software licensing, net of accumulated amortization                        3,967
  Software development costs, net of accumulated amortization              590,667
  Deposits                                                                  36,897
  Trademarks, net of accumulated amortization                               77,182
  Patents                                                                   68,030
                                                                   ----------------

          Total other assets                                                                  776,743
                                                                                       ---------------

                                                                                       $    1,231,256
                                                                                       ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                                $      653,674

LONG TERM LIABILITIES -
  security deposits                                                                            12,522

4% CONVERTIBLE NOTE PAYABLE, due December 30, 2004                 $       150,000
Less unamortized discount                                                  (74,356)
                                                                   ----------------

                                                                                               75,644

4% CONVERTIBLE NOTE PAYABLE, due April, 10, 2005                           600,000
Less unamortized discount                                                 (533,333)
                                                                   ----------------

                                                                                               66,667

4% CONVERTIBLE NOTE PAYABLE, due June 27, 2005                             300,000
Less unamortized discount                                                 (167,534)
                                                                   ----------------

                                                                                              132,466
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                 -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 54,833,876 shares issued and outstanding                    54,833
  Additional paid-in capital                                            29,663,583
  Deficit accumulated during development stage                         (29,428,133)
                                                                   ----------------

          Total stockholders' equity                                                          290,283
                                                                                       ---------------

                                                                                       $    1,231,256
                                                                                       ===============

The accompanying notes form an integral part of these financial statements.


                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                  STATEMENTS OF OPERATIONS

                                                         (UNAUDITED)

                                                SIX MONTHS ENDED                   THREE MONTHS ENDED           FROM INCEPTION ON
                                            JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,      JANUARY 1, 1999 TO
                                              2003              2002              2003             2002            JUNE 30, 2003
                                         ----------------------------------------------------------------------------------------
REVENUES                                 $         --      $    284,931      $         --       $        306       $    650,321

COST OF REVENUES                                   --            30,185                --                 --            199,675
                                         ----------------------------------------------------------------------------------------

GROSS PROFIT                                       --           254,746                --                306            450,646
                                         ----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES         2,901,097         3,998,943         1,469,690          2,110,846         29,878,779
                                         ----------------------------------------------------------------------------------------

NET LOSS                                 $ (2,901,097)     $ (3,744,197)     $ (1,469,690)      $ (2,110,540)      $(29,428,133)
                                         ========================================================================================

NET LOSS PER SHARE, basic and diluted    $      (0.06)     $      (0.13)     $      (0.03)      $      (0.07)
                                         =====================================================================

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING - BASIC AND DILUTED   45,870,000        28,013,414        51,880,000         30,222,468
                                         =====================================================================


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


                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                         (UNAUDITED)


                                                                                                Deficit
                                                                                              Accumulated
                                                   Common Stock             Additional          During             Total
                                                   ------------              Paid-in          Development      Stockholders'
                                                Shares        Amount          Capital            Stage            Equity
                                                ------        ------          -------            -----            ------

Issuance of common stock                    2,666,667           2,667           721,166                 -         723,833

Cashless exercise of warrants                  10,512              11               (11)                -               -

Exercise of warrants for cash                  20,000              20             3,380                 -           3,400

Re-pricing adjustment for
  warrants outstanding                              -               -             9,000                 -           9,000

Shares issued in re-pricing-
  Stonestreet Capital                         833,334             833           174,167                 -         175,000

Conversion of debt to equity -
  Laurus Master Fund                        2,110,129           2,110           703,345                 -         705,455

Conversion of debt to equity -
  Stonestreet Capital                       4,294,596           4,294           899,405                 -         903,699

Conversion of debt to
  equity - Alpha Capital                    2,767,752           2,768           342,232                 -         345,000

Conversion of debt to
  equity - Ellis Enterprise                   300,842             301            39,699                 -          40,000

Conversion of debt to
  equity - Bristol Investments                225,699             226            29,774                 -          30,000

Net loss for the year ended
  December 31, 2002                                 -               -                 -        (6,568,922)     (6,568,922)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2002               38,934,533          38,934        27,901,010       (26,527,036)      1,412,908

Issuance of options in exchange                     -               -            11,271                 -          11,271
  for services

Conversion of debt to
  equity - Alpha Capital                    9,116,879           9,117           608,533                 -         617,650


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



                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                         (UNAUDITED)


                                                                                                Deficit
                                                                                              Accumulated
                                                   Common Stock             Additional          During             Total
                                                   ------------              Paid-in          Development      Stockholders'
                                                Shares        Amount          Capital            Stage            Equity
                                                ------        ------          -------            -----            ------

Conversion of debt to
  equity - Ellis Enterprise                 3,055,292           3,055           209,022                 -         212,077

Conversion of debt to
  equity - Bristol Investments              3,727,172           3,727           268,761                 -         272,488

Issuance of warrants in connection
  with debt financing                               -               -            33,777                 -          33,777

Beneficial conversion feature
  embedded in debt securities                       -               -           631,209                 -         631,209

Net loss for the six months
  June 30, 2003                                     -               -                 -        (2,901,097)     (2,901,097)
                                       --------------- ---------------  ----------------  ----------------  --------------

Balance at June 30, 2003                   54,833,876  $       54,833   $    29,663,583   $   (29,428,133)  $     290,283
                                       =============== ===============  ================  ================  ==============


The accompanying notes form an integral part of these financial statements.



                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  (UNAUDITED)

                                                                                         From Inception On
                                                   Six Months Ended   Six Months Ended   January 1, 1999 to
                                                     June 30, 2003      June 30, 2002      June 30, 2003
                                                     -------------      -------------      -------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
 Net loss                                            $ (2,901,097)      $ (3,744,197)      $(29,428,133)
                                                     -------------      -------------      -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                        356,896            424,517          3,529,391
     Loss on disposal of assets                                --                114            523,340
     Amortization of discount on note payable             944,308          1,430,404          4,340,838
     Options issued in exchange for services               11,271             38,000            458,121
     Warrants issued in exchange for services                  --                 --            221,650

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
     Accounts receivable, trade                            29,846                 --             29,846
     Licensing revenue receivable                              --                240           (279,343)
     Advertising revenue receivable                            --                 --            249,455
     Inventory                                                 --             30,066                 --
     Prepaid mailing lists                                     --                 --           (750,000)
     Prepaid expenses                                     (16,023)          (111,049)           (79,548)
     Deposits                                              10,000             (3,766)           (36,897)

 INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued expenses                224,016            (63,261)           653,662
     Security deposits                                     12,522                 --             12,522
     Deferred revenue                                          --            250,000
                                                     -------------      -------------      -------------

         Total adjustments                              1,572,836          1,745,265          9,123,037
                                                     -------------      -------------      -------------

         Net cash used for operating activities        (1,328,261)        (1,998,932)       (20,305,096)
                                                     -------------      -------------      -------------


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


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  (UNAUDITED)


                                                                                              From Inception On
                                                        Six Months Ended   Six Months Ended   January 1, 1999 to
                                                          June 30, 2003      June 30, 2002      June 30, 2003
                                                          -------------      -------------      -------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                           (18,784)               782         (1,416,603)
  Software licensing                                                --             (6,013)        (1,145,322)
  Software development costs                                   (67,094)              (980)        (1,644,177)
  Trademarks                                                      (262)            (3,585)          (242,731)
  Patents                                                      (14,466)            (6,358)           (88,931)
  Loan fees                                                         --                 --           (200,000)
                                                          -------------      -------------      -------------

          Net cash used for investing activities              (100,606)           (16,154)        (4,737,764)
                                                          -------------      -------------      -------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                       --            723,833         18,465,148
  Retirement of common stock, net                                   --                 --            (10,000)
  Proceeds from loans payable, officer-stockholder                  --                 --           (200,000)
  Proceeds from loans payable                                       --                 --            200,000
  Proceeds from convertible note payable                       796,750          1,326,000          6,700,750
                                                          -------------      -------------      -------------

          Net cash provided by financing activities            796,750          2,049,833         25,155,898
                                                          -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH                               (632,117)            34,747            113,038
CASH AND CASH EQUIVALENTS, beginning of period                 745,155            735,489                 --
                                                          -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                  $    113,038       $    770,236       $    113,038
                                                          =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                           $         --       $         --       $    453,401
                                                          =============      =============      =============
  Income taxes paid                                       $        800       $        800       $      6,623
                                                          =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                $     11,271       $     76,138       $    376,721
                                                          =============      =============      =============
   Shares Issued for re-pricing of conversion rate        $         --       $         --       $    175,000
                                                          =============      =============      =============
   Common shares and warrants issued for
     settlement                                           $         --       $         --       $    303,050
                                                          =============      =============      =============
   Warrants issued in connection with financing           $     33,777       $  1,326,000       $  3,939,675
                                                          =============      =============      =============
   Beneficial conversion feature of convertible debt      $    631,209       $         --       $  2,997,424
                                                          =============      =============      =============
   Common stock issued in exchange for debt               $  1,102,215       $  1,604,138       $  5,121,707
                                                          =============      =============      =============

The accompanying notes form an integral part of these financial statements.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2003



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

         GOING CONCERN:

                  The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,901,097 during the six months ended June 30, 2003 and had an accumulated deficit of $29,428,133. The Company had a working capital deficit of $461,016 at June 30, 2003. Cash flows used for operations amounted to $1,328,261 for the six months ended June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         BUSINESS ACTIVITY:

                  One Voice Technologies, Inc. is a developer of 4th Generation voice solutions for the Wireless, Telematics, TV/Internet appliance and Interactive Multimedia markets.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2003


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

         INCENTIVE AND STOCK NONQUALIFIED OPTION PLAN:

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

                  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB
                  25. The Company's proforma information is as follows:

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2003


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         INCENTIVE AND STOCK NONQUALIFIED OPTION PLAN, CONTINUED:

                                                 JUNE 30, 2003     JUNE 30, 2002
                                                  ------------      ------------

Net loss, as reported                             $(2,901,097)      $(3,744,197)
                                                  ------------      ------------
Stock compensation calculated under SFAS 123      $  (240,000)      $  (300,000)
                                                  ------------      ------------
Pro forma net loss                                $(3,141,097)      $(4,044,197)
                                                  ------------      ------------

Basic and diluted historical loss per share       $     (0.06)      $     (0.13)
                                                  ------------      ------------
Pro forma basic and diluted loss per share        $     (0.07)      $     (0.14)
                                                  ------------      ------------


         RECENT ACCOUNTING PRONOUNCEMENTS:

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2003


(3)      CONVERTIBLE NOTES PAYABLE:

         ISSUANCE OF DEBT
         ----------------

         On April 10, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate of 60%), mature on April 10, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 10, 2008 at a p urchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $26,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $514,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

         On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate of 80% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds will amount to approximately $450,000, net of debt issue cash cost of $50,000. Pursuant to this offering, the Company has already received $300,000 and anticipates the remaining $200,000 by August 18, 2003. The fair value of the warrants of $14,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $195,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2003


(3)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         During the three months ended June 30, 2003, the following note holders converted debt to equity as follows:

         Alpha Capital Aktiengesellschaft converted approximately $424,000 of principal and accrued interest at an average conversion price of $0.061 into 6,716,000 common shares.

         Bristol Investment Fund, Limited converted $106,000 of principal and accrued interest at an average conversion price of $0.054 into 1,994,000 common shares.

         Ellis Enterprise Limited converted $77,000 of principal and accrued interest at an average conversion price of $0.057 into 1,419,000 common shares.

         During the three months ended June 30, 2003, approximately $607,000 of principal and accrued interest was converted into approximately 10,130,000 shares of the Company's common stock at an average conversion price of $0.06 per share by Alpha Capital
         Aktiengesellschaft, Bristol Investments and Ellis Enterprises.

         A summary of convertible notes payable at stated interest rate of 4% is as follows:

                                                   Due                 Principal          Unamortized             Net
                                                  Date                  Amount             Discount             Balance
                                                  ----                  ------             --------             -------
         Alpha Capital
           Aktiengesellschaft           December 30, 2004          $       150,000    $       (74,356)    $        75,644

         Alpha Capital
           Aktiengesellschaft           April 10, 2005                     250,000           (222,222)             27,778

         Alpha Capital
           Aktiengesellschaft           June 27, 2005                      150,000            (83,767)             66,233

         Ellis Enterprise Limited       April 10, 2005                     200,000           (177,778)             22,222

         Greenwich Growth
           Fund, Ltd.                   April 10, 2005                     100,000            (88,889)             11,111

         O1144 Limited                  April 10, 2005                      50,000            (44,444)              5,556

         Bristol Investments
           Fund, Limited                June 27, 2005                      150,000            (83,767)             66,233
                                                                   ----------------   ----------------    ----------------

                                                                   $     1,050,000    $      (775,223)    $       274,777
                                                                   ================   ================    ================

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2003

(4)      COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2003:

                  Year ending December 31,
                      2003                                     $        152,307
                      2004                                              313,291
                      2005                                              266,053
                                                               -----------------

                                                                        731,651
                  Less sublease income                                  140,000
                                                               -----------------

                                                               $        591,651
                                                               =================

         Rent expense, net of sublease income of $41,500 amounted to $43,000 and $36,000 for the quarters ended June 30, 2003 and 2002, respectively.

         LEGAL MATERS
         ------------

         During 2002, the Company was notified of potential claims aggregating $160,000. Management believes that it has adequate defense for such unsubstantiated claims and accordingly, since the amounts are estimable but highly improbable, these amounts have not been recorded in these financial statements.

(5)      SUBSEQUENT EVENT:

         In July 2003, Ellis Enterprise Limited converted approximately $25,000 of principal and accrued interest at an average conversion price of $0.057 into 368,000 common shares.

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $26 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include T-Mobile and Warner Brothers with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC, and Motion Picture DVD Entertainment markets. Our solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers along with reseller channels for corporations with a mobile workforce. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We offer the motion picture industry's only voice interactive navigation feature for DVD movies included in over 20 million copies distributed worldwide in seven languages. We are strongly positioned across these markets with our patented voice technology.

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

In May 2003, we announced that we had finalized the development of the MobileVoice(TM) platform in Austrian German and subsequent upgrade of MobileVoice at T-Mobile Austria. It is a tremendous next step for our company to have an Austrian version of MobileVoice at T-Mobile's Future House. We will continue to work closely with T-Mobile and our partners at Philips to offer the industry's first mobile Voice-to-Text SMS and E-mail messaging solution in multiple languages throughout the global marketplace.

RESULTS OF OPERATIONS


The following table sets forth selected information from the statements of operations for the three months ended June 30, 2003 and 2002.


                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                        Three Months Ended  Three Months Ended
                  --------------------------------------------------------------
                                          June 30, 2003       June 30, 2002
                  --------------------------------------------------------------
                  Net Revenues             $         -          $       306
                  --------------------------------------------------------------
                  Operating expenses       $ 1,469,690          $ 2,110,846
                  --------------------------------------------------------------
                  Net loss                 $(1,469,690)         $(2,110,540)
                       ---------------------------------------------------------

Discussion of the three months ended June 30, 2003 compared with the three months ended June 30, 2002.

Net revenue totaled $0 for the three months ended June 30, 2003. Net revenue of $306 were earned for the three months ended June 30, 2002.

Operating expenses decreased to $1,469,690 for the three months ended June 30, 2003 from $2,110,846 for the same period in 2002. The decrease in operating expenses over the same quarter in 2002 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $332,254 for the three months ended June 30, 2003 as compared to $367,437 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses decreased to $84,873 for the three months ended June 30, 2003 from $136,186 for the same period in 2002. Depreciation and amortization expenses decreased to $173,658 for the three months ended June 30, 2003 from $213,216 for the same period in the prior year, primarily due to the full depreciation of some computer equipment in 2002 . Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to $500,726 in 2003, as compared to $820,807 in 2002.

We had a net loss of $1,469,690 or basic and diluted net loss per share of $0.03 for the three months ended June 30, 2003 compared to $2,110,540 or basic and diluted net loss per share of $0.07 for the same period in 2002.

                           SELECTED STATEMENT OF OPERATIONS INFORMATION

                                   Six Months Ended      Six Months Ended
--------------------------------------------------------------------------
                                      June 30, 2003          June 30, 2002
--------------------------------------------------------------------------
Net Revenue                          $         -           $    284,931
--------------------------------------------------------------------------
Operating expenses                   $ 2,901,097           $ 3,998,943
--------------------------------------------------------------------------
Net loss                             $(2,901,097)          $(3,744,197)
--------------------------------------------------------------------------

Discussion of the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Net revenue totaled $0 for the six months ended June 30, 2003. Net revenue of $284,931 were earned for the six months ended June 30, 2002. The recognition of revenues in the first six months of 2002 resulted primarily from product licensing and work performed for Warner Home Video.

Operating expenses decreased to $2,901,097 for the six months ended June 30, 2003 from $3,998,943 for the same period in 2002. The net decrease in operating expenses over the same quarter in 2002 was a direct result of the decreased non-cash interest expense associated with debt financings being offset by all other expense categories, which decreased for the period as compared to the year prior. Non-cash interest expense decreased to $951,509 for the six months ended June 30, 2003, as compared to $1,430,404 for the same period in 2002. Salary and wage expense decreased to $659,622 for the six months ended June 30, 2003 as compared to $744,468 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $0 for the six months ended June 30, 2003 as compared to $18,591 for the same period in 2002. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Professional fees and consulting expenses decreased to $145,638 for the six months ended June 30, 2003 from $304,914 for the same period in 2002. Depreciation and amortization expenses decreased to $369,747 for the six months ended June 30, 2003 from $424,517 for the same period in the prior year, primarily due to the full amortization of some computer equipment. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

We had a net loss of $2,901,097 or basic and diluted net loss per share of $0.06 for the six months ended June 30, 2003 compared to $3,744,197 or basic and diluted net loss per share of $0.13 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had negative working capital of $461,016 as compared with $404,432 at June 30, 2002.

Net cash used for operating activities was $706,351 for the quarter ended June 30, 2003 compared to $754,176 for the quarter ended June 30, 2002. During the six months ended June 30, 2003, net cash used for operating activities was $1,328,261 compared to $1,998,932 for the six months ended June 30, 2002. From inception on January 1, 1999 to June 30, 2003, net cash used for operating activities was $20,305,096.

Net cash used for investing activities was $61,789 for the quarter ended June 30, 2003 compared to $8,978 for the quarter ended June 30, 2002. During the six months ended June 30, 2003, net cash used for investing activities was $100,606 compared to $16,154 for the six months ended June 30, 2002. From inception on January 1, 1999 to June 30, 2003, net cash used for investing activities was $4,737,764.

Net cash provided by financing activities was $796,750 for the quarter ended June 30, 2003 compared to $723,831 for the quarter ended June 30, 2002. During the six months ended June 30, 2003, net cash provided by financing activities was $796,750 compared to $2,049,833 for the six months ended June 30, 2002. From inception on January 1, 1999 to June 30, 2003 net cash provided by financing activities was $25,155,898.

We incurred a net loss of $1,469,690 during the quarter ended June 30, 2003, and had an accumulated deficit of $29,428,133. Our losses through June 2003 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our debt securities with embedded equity features have allowed us to maintain a positive cash flow balance from financing activities.

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

We have secured financing that we believe will sustain operations up to September 2003 and we continue to work closely with our current investors to secure additional funding. We continue to rely heavily on our current funding sources, which have financed us since 2001, until we are operationally breakeven. The losses through the quarter ended June 30, 2003 were due to no revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls at June 30, 2003.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting from January 1, 2002 to June 30, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

On April 10, 2003, we entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4%, mature on April 10, 2005, and are convertible into our common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes are due upon default under the terms of convertible notes. In addition, we issued an aggregate of 350,004 warrant to the investors. The warrants are exercisable until April 10, 2008 at a purchase price of $.1272 per share. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate of 80% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds will amount to approximately $450,000, net of debt issue cash cost of $50,000. Pursuant to this offering, the Company has already received $300,000 and anticipates the remaining $200,000 by August 18, 2003. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

OPTION GRANTS

During the quarter ended June 30, 2003, we issued an aggregate total of 75,000 options to new employees.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON 8-K:

(a)      Exhibits.

Exhibit Number               Description
--------------               -----------

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION






DATE: AUGUST 13, 2003             BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE: AUGUST 13, 2003             BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER