Form 10QSB
period 2003-09-30
ONE VOICE TECHNOLOGIES INC
filed 2003-11-14
CIK 1096088

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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

As of November 12, 2003, the registrant had 101,603,878 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

                                     PART I
                              FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

           Balance Sheet                                                 F-3
           Statements of Operations                                      F-4
           Statement of Stockholders' Equity                          F-5 - F-8
           Statements of Cash Flows                                   F-9 - F-10
           Notes to Financial Statements                             F-11 - F-16


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                           BALANCE SHEET - SEPTEMBER 30, 2003

                                                       (UNAUDITED)

                                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $       155,891
  Account receivable, collected in November 2003                                                 50,000
  Prepaid expenses                                                                               50,076
                                                                                        ----------------

          Total current assets                                                                              $      255,967

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                                        225,420

OTHER ASSETS:
  Software licensing, net of accumulated amortization                                             3,341
  Software development costs, net of accumulated amortization                                   491,081
  Deposits                                                                                       36,921
  Trademarks, net of accumulated amortization                                                    62,425
  Patents                                                                                        83,684
                                                                                        ----------------

          Total other assets                                                                                       677,452
                                                                                                            ---------------

                                                                                                            $    1,158,839
                                                                                                            ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                                                     $      754,454

NON-CURRENT LIABILITIES:
  SECURITY DEPOSITS                                                                                                 12,522
  8% NOTE PAYABLE, due August 8, 2008, unsecured                                                                   100,000

  4% CONVERTIBLE NOTE PAYABLE, due August 20, 2005                                      $        50,000
  Less unamortized discount                                                                     (11,526)
                                                                                        ----------------
                                                                                                                    38,474

  6% CONVERTIBLE NOTE PAYABLE, due September 17, 2004                                           350,000
  Less unamortized discount                                                                    (337,361)
                                                                                        ----------------
                                                                                                                    12,639
                                                                                                            ---------------

          Total non-current liabilities                                                                            163,635
                                                                                                            ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; $.001 par value, 250,000,000 shares
    authorized, 94,832,168 shares issued and outstanding                                         94,832
  Additional paid-in capital                                                                 31,229,519
  Deficit accumulated during development stage                                              (31,083,601)
                                                                                        ----------------

          Total stockholders' equity                                                                               240,750
                                                                                                            ---------------

                                                                                                            $    1,158,839
                                                                                                            ===============

The accompanying notes form an integral part of these financial statements.

                                                                                                                        F-3

                                                   ONE VOICE TECHNOLOGIES, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)

                                                NINE MONTHS ENDED                  THREE MONTHS ENDED           FROM INCEPTION ON
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     JANUARY 1, 1999 TO
                                              2003             2002              2003             2002          SEPTEMBER 30, 2003
                                         --------------------------------- ----------------------------------- ---------------------
REVENUE                                  $     50,000      $    314,931      $      50,000      $      30,000       $    700,321


COST OF REVENUE                                 6,000            30,364              6,000                180            205,675
                                         -------------------------------     ---------------------------------      -------------


GROSS PROFIT                                   44,000           284,567             44,000             29,820            494,646
                                         -------------------------------     ---------------------------------      -------------


GENERAL AND ADMINISTRATIVE EXPENSES         4,600,565         5,550,482          1,699,466          1,521,718         31,578,247
                                         -------------------------------     ---------------------------------      -------------

NET LOSS                                 $ (4,556,565)     $ (5,265,915)     $  (1,655,466)     $  (1,491,898)      $(31,083,601)
                                         ===============================     =================================      =============

NET LOSS PER SHARE, basic and diluted    $      (0.08)     $      (0.18)     $       (0.02)     $       (0.05)
                                         ===============================     =================================

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING - BASIC AND DILUTED   53,974,000        29,922,324         80,350,000         32,667,295
                                         ===============================     =================================


The accompanying notes form an integral part of these financial statements.

                                                                                                                              F-4

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



                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                             Deficit
                                                                                           accumulated
                                                 Common stock             Additional          during             Total
                                                 ------------               paid-in         development      stockholders'
                                             Shares         Amount          capital            stage            equity
                                             ------         ------          -------            -----            ------

Issuance of common stock                    2,666,667           2,667           721,166                 -         723,833

Cashless exercise of warrants                  10,512              11               (11)                -               -

Exercise of warrants for cash                  20,000              20             3,380                 -           3,400

Re-pricing adjustment for
  warrants outstanding                              -               -             9,000                 -           9,000

Shares issued in re-pricing-
  Stonestreet Capital                         833,334             833           174,167                 -         175,000

Conversion of debt to equity -
  Laurus Master Fund                        2,110,129           2,110           703,345                 -         705,455

Conversion of debt to equity -
  Stonestreet Capital                       4,294,596           4,294           899,405                 -         903,699

Conversion of debt to
  equity - Alpha Capital                    2,767,752           2,768           342,232                 -         345,000

Conversion of debt to
  equity - Ellis Enterprise                   300,842             301            39,699                 -          40,000

Conversion of debt to
  equity - Bristol Investments                225,699             226            29,774                 -          30,000

Net loss for the year ended
  December 31, 2002                                 -               -                 -        (6,568,922)     (6,568,922)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at December 31, 2002               38,934,533          38,934        27,901,010       (26,527,036)      1,412,908

Issuance of options in exchange
  for services (unaudited)                          -               -            12,543                 -          12,543

Conversion of debt to equity -
  Alpha Capital (unaudited)                28,881,198          28,881         1,197,464                 -       1,226,345


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



                                                ONE VOICE TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                             Deficit
                                                                                           accumulated
                                                 Common stock             Additional          during             Total
                                                 ------------               paid-in         development      stockholders'
                                             Shares         Amount          capital            stage            equity
                                             ------         ------          -------            -----            ------

Conversion of debt to equity -
  Ellis Enterprise (unaudited)             10,109,546          10,110           429,789                 -         439,899

Conversion of debt to equity -
  Bristol Investments (unaudited)          11,121,847          11,122           512,218                 -         523,340

Conversion of debt to equity -
  Greenwich Growth (unaudited)              3,849,278           3,849            97,762                 -         101,611

Conversion of debt to equity -
  O1144 Limited (unaudited)                 1,935,766           1,936            48,859                 -          50,795


Issuance of warrants in connection
  with debt financing (unaudited)                   -               -           197,471                 -         197,471

Beneficial conversion feature
  embedded in debt securities (unaudited)           -               -           832,403                 -         832,403

Net loss for the nine months
  September 30, 2003 (unaudited)                    -               -                 -        (4,556,565)     (4,556,565)
                                       --------------- ---------------  ----------------  ---------------- ---------------

Balance at
  September 30, 2003 (unaudited)           94,832,168  $       94,832   $    31,229,519   $   (31,083,601) $      240,750
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


                                                                                                                      F-8

                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)

                                                                                                From inception on
                                                   Nine months ended     Nine months ended     January 1, 1999 to
                                                  September 30, 2003    September 30, 2002     September 30, 2003
                                                  ------------------    ------------------     ------------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
 Net loss                                            $ (4,556,565)         $ (5,265,915)          $(31,083,601)
                                                     -------------         -------------          -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                        511,071               637,600              3,683,566
     Loss on disposal of assets                                --                   114                523,340
     Amortization of discount on note payable           1,809,301             1,869,858              5,205,831
     Options issued in exchange for services               12,543               107,276                459,393
     Warrants issued in exchange for services                  --                    --                221,650

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
     Accounts receivable, trade                           (20,112)                   --                (20,112)
     Licensing revenue receivable                              --                   219               (279,343)
     Advertising revenue receivable                            --                    --                249,455
     Inventory                                                 --                30,067                     --
     Prepaid mailing lists                                     --                    --               (750,000)
     Prepaid expenses                                      13,479               (27,438)               (50,046)
     Deposits                                               9,975                (1,008)               (36,922)

 INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued expenses                324,804               (90,363)               754,450
     Security deposits                                     12,522                    --                 12,522
     Deferred revenue                                          --                                      250,000
                                                     -------------         -------------          -------------

         Total adjustments                              2,673,583             2,526,325             10,223,784
                                                     -------------         -------------          -------------

         Net cash used for operating activities        (1,882,982)           (2,739,590)           (20,859,817)
                                                     -------------         -------------          -------------



                                                                          (Continued)

The accompanying notes form an integral part of these financial statements.

                                                                                                            F-9

                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF CASH FLOWS (CONTINUED)

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       (UNAUDITED)


                                                                                                        From inception on
                                                          Nine months ended     Nine  months ended     January 1, 1999 to
                                                         September 30, 2003     September 30, 2002     September 30, 2003
                                                         ------------------     ------------------     ------------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                             (12,977)                   847              (1,410,796)
  Software licensing                                                  --                 (6,013)             (1,145,322)
  Software development costs                                     (70,481)                (3,680)             (1,647,564)
  Trademarks                                                        (262)                (3,585)               (242,731)
  Patents                                                        (35,312)               (12,150)               (109,777)
  Loan fees                                                           --                     --                (200,000)
                                                            -------------          -------------           -------------

          Net cash used for investing activities                (119,032)               (24,581)             (4,756,190)
                                                            -------------          -------------           -------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock, net                         --                727,233              18,465,148
  Retirement of common stock, net                                     --                     --                 (10,000)
  Proceeds from loans payable, officer-stockholder                    --                     --                (200,000)
  Proceeds from notes and loans payable                          100,000                     --                 300,000
  Proceeds from convertible note payable                       1,312,750              1,903,000               7,216,750
                                                            -------------          -------------           -------------

          Net cash provided by financing activities            1,412,750              2,630,233              25,771,898
                                                            -------------          -------------           -------------

NET INCREASE (DECREASE) IN CASH                                 (589,264)              (133,938)                155,891
CASH AND CASH EQUIVALENTS, beginning of period                   745,155                735,489                      --
                                                            -------------          -------------           -------------

CASH AND CASH EQUIVALENTS, end of period                    $    155,891           $    601,551            $    155,891
                                                            =============          =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                             $     31,510           $                       $    484,911
                                                            =============          =============           =============
  Income taxes paid                                         $        800           $        800            $      6,623
                                                            =============          =============           =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                  $     12,543           $    107,276            $    377,993
                                                            =============          =============           =============
   Shares Issued for re-pricing of conversion rate          $         --           $    175,000            $    175,000
                                                            =============          =============           =============
   Common shares and warrants issued for
     settlement                                             $         --           $         --            $    303,050
                                                            =============          =============           =============
   Warrants issued in connection with financing             $    197,471           $    451,716            $  4,103,369
                                                            =============          =============           =============
   Beneficial conversion feature of convertible debt        $    832,403           $  1,317,016            $  3,198,618
                                                            =============          =============           =============
   Common stock issued in exchange for debt                 $  2,341,990           $  1,860,062            $  6,361,482
                                                            =============          =============           =============



The accompanying notes form an integral part of these financial statements.

                                                                                                                   F-10

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 2003



(1)      ORGANIZATION:

                  One Voice Technologies, Inc. (formerly Conversational Systems, Inc.) was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002.

         GOING CONCERN:

                  The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,556,565 during the nine months ended September 30, 2003 and had an accumulated deficit of $31,083,601. The Company had a working capital deficit of $498,487 at September 30, 2003. Cash flows used for operations amounted to $1,882,982 for the nine months ended September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         BUSINESS ACTIVITY:

                  One Voice Technologies, Inc. is a developer of 4th Generation voice solutions for the Wireless, Telematics, TV/Internet appliance and Interactive Multimedia markets.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003


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

                                  Expected life                       2.7 Years
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

                  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB
                  25. The Company's pro forma information is as follows:

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         INCENTIVE AND STOCK NONQUALIFIED OPTION PLAN, CONTINUED:

                                                    September 30, 2003  September 30, 2002
                                                    ------------------  ------------------
Net loss, as reported                               $(4,556,565)        $(5,265,915)
                                                    ------------        ------------
Stock compensation calculated under SFAS 123        $  (360,000)        $  (408,000)
                                                    ------------        ------------
Pro forma net loss                                  $(4,916,565)        $(5,673,915)
                                                    ------------        ------------

Basic and diluted historical loss per share         $     (0.08)        $     (0.18)
                                                    ------------        ------------
Pro forma basic and diluted loss per share          $     (0.09)        $     (0.19)
                                                    ------------        ------------

         RECENT ACCOUNTING PRONOUNCEMENTS:

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this new pronouncement did not have a material impact to the financial statements of the Company.

(3)      CONVERTIBLE NOTES PAYABLE:

         Issuance of Debt
         ----------------

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003


(3)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         Issuance of Debt, continued
         ---------------------------

         The notes bear interest at 4% (effective interest rate of 80% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $450,000, net of debt issue cash cost of $50,000. Pursuant to this offering, the Company received $300,000 in the second quarter and received the remaining $200,000 by August 20, 2003. The fair value of the warrants of $14,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $195,000 is being amortized over the life of the debt using the interest method.

         On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the aggregate amount of $750,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 9,493,672 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds will amount to approximately $690,000, net of debt issue cash cost of $60,000. Pursuant to this offering, the Company has already received $335,000 and anticipates receiving the remaining $355,000 by November 18, 2003. The relative value (limited to the face amount of the debt) of all the warrants of $327,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $423,000 will be amortized over the life of the debt using the interest method. As of September 30, 2003, the Company has only recorded the relative value (limited to the face amount of the incurred debt) of the warrants of $164,000 using Black Scholes option pricing model and the beneficial conversion feature of $171,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

         During the three months ended September 30, 2003, the following note holders converted debt to equity as follows:

         Alpha Capital Aktiengesellschaft converted approximately $609,000 of principal and accrued interest at an average conversion price of $0.031 into 19,764,319 common shares.

         Bristol Investment Fund, Limited converted approximately $251,000 of principal and accrued interest at an average conversion price of $0.034 into 7,394,675 common shares.

         Ellis Enterprise Limited converted approximately $228,000 of principal and accrued interest at an average conversion price of $0.032 into 7,054,254 common shares.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003


(3)      CONVERTIBLE NOTES PAYABLE, CONTINUED:

         Issuance of Debt, Continued
         ---------------------------

         Greenwich Growth Fund Limited converted approximately $101,500 of principal and accrued interest at an average conversion price of $0.026 into 3,849,278 common shares.

         O1144 Limited converted approximately $51,000 of principal and accrued interest at an average conversion price of $0.026 into 1,935,766 common shares.

         A summary of convertible notes payable at stated interest rate of 4% and 6% are as follows:

                                                 Due                  Principal          Unamortized              Net
                                                Date                    Amount             Discount             Balance
                                                ----                    ------             --------             -------
         Alpha Capital
           Aktiengesellschaft           August 20, 2005            $        50,000    $       (11,526)    $        38,474
         Alpha Capital
           Aktiengesellschaft           September 17, 2004                 150,000           (144,584)              5,416
         Ellis Enterprise Limited       September 17, 2004                  50,000            (48,193)              1,807
         Bristol Investments
           Fund, Limited                September 17, 2004                 150,000           (144,584)              5,416
                                                                   ----------------   ----------------    ----------------

                                                                   $       400,000    $      (348,887)    $        51,113
                                                                   ================   ================    ================

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003



(4)      COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of September 30, 2003:

                  Year ending December 31,
                      2003                                  $           76,153
                      2004                                             313,291
                      2005                                             266,053
                                                            -------------------

                                                                       655,497
                  Less sublease income                                  70,000
                                                            -------------------

                                                            $          585,497
                                                            ===================

         Rent expense, net of sublease income of $63,900 amounted to $63,911 and $54,000 for the quarters ended September 30, 2003 and 2002, respectively.

         Legal Matters
         -------------

         During 2002, the Company was notified of potential claims aggregating $160,000. Management believes that it has adequate defense for such unsubstantiated claims and accordingly, since the amounts are estimable but highly improbable, these amounts have not been recorded in these financial statements.

(5)      SUBSEQUENT EVENT:

         During October and November 2003, Bristol Investments, Ellis Enterprise, and Alpha Capital Converted approximately $210,000 of principal and accrued interest at an average conversion price of $0.031 into approximately 6,787,000 common shares.

         On October 10, 2003 at the annual meeting, the shareholders of the Company approved the increase in the total number of authorized shares from 100,000,000 common shares to 250,000,000 common shares.

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $26 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include Warner Brothers and Disney with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC, and Interactive Multimedia markets. Our solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers along with reseller channels for corporations with a mobile workforce. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We feel we are strongly positioned across these markets with our patented voice technology.


In the Telecom sector, as stated in the October 9, 2003 press release, we are moving forward with Nextel de Mexico on a subscriber launch. The launch date has not yet been determined and is conditioned on Nextel de Mexico's internal review. Nextel de Mexico is the regional operator of Nextel International, whose other regions include Argentina, Brazil, Chile and Peru. This agreement covers deployment only in Mexico and will be followed by a formal contract outlining complete service level commitments, support, infrastructure, costs, etc. We are currently negotiating an agreement with Radiomovil Dipsa, S.A. De C.V. ("Telcel"), the largest wireless carrier in Mexico, to perform a free three-month market trial of our MobileVoice solution. This free three-month market trial is scheduled to begin in Q1' 2004 after which time Telcel will have the option to purchase the MobileVoice solution. We are in discussions regarding our MobileVoice solution with two additional carriers in Mexico along with four carriers domestically but these discussions are in the preliminary stages and no commitments have been made. Regarding T-Mobile Austria, in August we upgraded their MobileVoice system from English to German. We are in discussions with T-Mobile Austria's product team regarding their decision on launching the service to their subscribers. There is no timeframe yet regarding when a decision will be made from T-Mobile Austria. We are in discussions with one other carrier in Austria regarding our MobileVoice solution and their interest in launching this service to their subscribers but these discussions are in the preliminary stages and no commitments have been made.


In the Enterprise sector, Procter & Gamble ("P&G"), the Fortune 50 Company that has been evaluating our MobileVoice system, has previously expressed interest in purchasing our MobileVoice system but this decision has been significantly delayed due to the fact that P&G has recently outsourced the majority of its IT infrastructure to Hewlett Packard ("HP"). This transition has caused major delays in approval of our MobileVoice solution, which it is our understanding requires approval now from both P&G and HP. We anticipate a decision in Q1' 2004.


In the PC sector we are actively working with four major PC manufacturers regarding our Windows XP Media Center Edition software. We have initial project approval from one of these four PC manufacturers but we have several more approval levels before they commit to bundling our software on their PC's. We anticipate this full approval process to be completed in Q1' 2004.


In October 2003, we announced that we had signed a deal with the Walt Disney Internet Group (http://www.dig.com) to provide speech recognition technology to be incorporated in one of their upcoming educational software titles.


In October 2003, we held our Annual Shareholders' Meeting. The meeting was well attended by shareholders, company officers and directors. Agenda items included a proxy report, a review of 2003 results, plans for 2004 and concluded with demonstrations of the MobileVoice system in English, Spanish and German along with a demonstration of the new One Voice Media Center Edition PC based software.


The shareholders ratified all matters presented in the proxy. This includes approval of the fourth amended and restated stock option plan, approval to amend the Company's Certificate of Incorporation to increase the authorized number of shares of common stock and approval of the Board of Directors for 2003. The independent auditors, Stonefield Josephson, Inc., were also ratified as the company's auditor for the fiscal year ending December 31, 2003.

RESULTS OF OPERATIONS


The following table sets forth selected information from the statements of operations for the three months ended September 30, 2003 and 2002.

             SELECTED STATEMENT OF OPERATIONS INFORMATION

                                  Three Months Ended         Three Months Ended
                                  September 30, 2003         September 30, 2002
         -----------------------------------------------------------------------
         Net Revenues                $     50,000                $    30,000
         -----------------------------------------------------------------------
         Operating expenses          $  1,699,466                $ 1,521,718
         -----------------------------------------------------------------------
         Net loss                    $ (1,655,466)               $(1,491,898)
         -----------------------------------------------------------------------

DISCUSSION OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Net revenue totaled $50,000 for the three months ended September 30, 2003. Net revenues of $30,000 were earned for the three months ended September 30, 2002. Revenue during the three months ended September 30, 2003 resulted from the sale of our product and work performed for a studio.

Operating expenses increased to $1,699,466 for the three months ended September 30, 2003 from $1,521,718 for the same period in 2002. The increase in operating expenses over the same quarter in 2002 was a direct result of a decrease of all major expense categories and an increase in interest expense for the period as compared to the year prior. Salary and wage expense was $268,225 for the three months ended September 30, 2003 as compared to $355,606 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses decreased to $52,579 for the three months ended September 30, 2003 from $60,208 for the same period in 2002. Depreciation and amortization expenses decreased to $159,983 for the three months ended September 30, 2003 from $213,082 for the same period in the prior year, primarily due to the full depreciation of some computer equipment in 2002. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense increased to $874,394 in 2003, as compared to $478,335 in 2002.

We had a net loss of $1,655,466 or basic and diluted net loss per share of $0.02 for the three months ended September 30, 2003 compared to $1,491,898 or basic and diluted net loss per share of $0.05 for the same period in 2002.

                           SELECTED STATEMENT OF OPERATIONS INFORMATION


                         Nine Months Ended              Nine Months Ended
                         September 30, 2003            September 30, 2002
--------------------------------------------------------------------------------
Net Revenue                $    50,000                     $   314,931
--------------------------------------------------------------------------------
Operating expenses         $ 4,600,565                     $ 5,550,482
--------------------------------------------------------------------------------
Net loss                   $(4,556,565)                    $(5,265,915)
--------------------------------------------------------------------------------

Net revenue totaled $50,000 for the nine months ended September 30, 2003. Net revenue of $314,931 was earned for the nine months ended September 30, 2002. The recognition of revenues in the first nine months of 2002 resulted primarily from product licensing and work performed for Warner Home Video.

Operating expenses decreased to $4,600,565 for the nine months ended September 30, 2003 from $5,550,482 for the same period in 2002. The net decrease in operating expenses over the same quarter in 2002 was a result in part due to concerted effor to reduce operating expenses, the decreased non-cash interest expense associated with debt financings and other expense categories, which decreased for the period as compared to the year prior. Non-cash interest expense decreased to $1,809,301 for the nine months ended September 30, 2003, as compared to $1,869,858 for the same period in 2002. Salary and wage expense decreased to $927,847 for the nine months ended September 30, 2003 as compared to $1,110,075 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $0 for the nine months ended September 30, 2003 as compared to $14,290 for the same period in 2002. Advertising and promotion expense reduction resulted from the company discontinuing all direct to consumer marketing campaigns and focusing on other distribution channels. Professional fees and consulting expenses decreased to $198,217 for the nine months ended September 30, 2003 from $365,122 for the same period in 2002. Depreciation and amortization expenses decreased to $511,071 for the nine months ended September 30, 2003 from $637,600 for the same period in the prior year, primarily due to the full amortization of some computer equipment. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and consultant fees.

We had a net loss of $4,556,565 or basic and diluted net loss per share of $0.08 for the nine months ended September 30, 2003 compared to $5,265,915 or basic and diluted net loss per share of $0.18 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had negative working capital of $498,487 as compared with $179,255 at September 30, 2002.

Net cash used for operating activities was $554,721 for the quarter ended September 30, 2003 compared to $740,658 for the quarter ended September 30, 2002. During the nine months ended September 30, 2003, net cash used for operating activities was $1,882,982 compared to $2,739,590 for the nine months ended September 30, 2002. From inception on January 1, 1999 to September 30, 2003, net cash used for operating activities was $20,859,817.

Net cash used for investing activities was $18,426 for the quarter ended September 30, 2003 compared to $8,427 for the quarter ended September 30, 2002. During the nine months ended September 30, 2003, net cash used for investing activities was $119,032 compared to $24,581 for the nine months ended September 30, 2002. From inception on January 1, 1999 to September 30, 2003, net cash used for investing activities was $4,756,190.

Net cash provided by financing activities was $616,000 for the quarter ended September 30, 2003 compared to $580,400 for the quarter ended September 30, 2002. During the nine months ended September 30, 2003, net cash provided by financing activities was $1,412,750 compared to $2,630,233 for the nine months ended September 30, 2002. From inception on January 1, 1999 to September 30, 2003 net cash provided by financing activities was $25,771,898.

We incurred a net loss of $1,655,466 during the quarter ended September 30, 2003, and had an accumulated deficit of $31,083,601. Our losses through September 2003 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our debt securities with embedded equity features have allowed us to maintain a positive cash flow balance from financing activities.

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

We have secured financing that we believe will sustain operations up to December 2003 and we continue to work closely with our current investors to secure additional funding. We continue to rely heavily on our current funding sources, which have financed us since 2001, until we are operationally breakeven. The losses through the quarter ended September 30, 2003 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, licensing fees, as well as amortization expense relating to software development and debt issue costs.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls at September 30, 2003.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting from June 30, 2003 to November 12, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH
None.

SALES OF DEBT AND WARRANTS FOR CASH

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate of 80% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $450,000, net of debt issue cash cost of $50,000. Pursuant to this offering, the Company received $300,000 in the second quarter and received the remaining $200,000 by August 20, 2003.

On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the aggregate amount of $750,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 9,493,672 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds will amount to approximately $690,000, net of debt issue cash cost of $60,000. Pursuant to this offering, the Company has already received $335,000 and received the remaining $355,000 on November 12, 2003.

OPTION GRANTS

There was no option grants during the third quarter.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:


(a)      Exhibits.

Exhibit Number               Description
--------------               -----------

         31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION





DATE:  NOVEMBER 14, 2003      BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER