Form 10KSB
period 2003-12-31
ONE VOICE TECHNOLOGIES INC
filed 2004-03-31
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2003

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

The issuer's net revenues for the year ended December 31, 2003 were $50,000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2004, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company was $4,425,000.

ITEM 1. DESCRIPTION OF BUSINESS

One Voice Technologies is a voice recognition technology company with over $20 Million invested in Research and Development and more than 20 Million products distributed worldwide in seven languages by Warner Home Video (WHV). To date, our customers include Warner Brothers with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Motion Picture DVD Entertainment and PC markets. Our solutions allow mobile and residential phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We plan to offer these solutions through both domestic and international wireless and wireline carriers. We also offer the motion picture industry's only voice interactive DVD movies included in over 20 million copies distributed worldwide in seven languages. We plan to offer PC manufacturers the ability to bundle a complete voice interactive computer assistant allowing PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We are strongly positioned across the Telecom and PC markets with our patented technology.

Located in San Diego, California, the Company has 9 full-time employees and is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations as Conversational Systems, Inc. on January 1, 1999 as a privately held California corporation, and on July 14, 1999, merged into Dead On, Inc., a publicly traded company incorporated in Nevada in 1995. On September 9, 1999, the company officially changed its name to One Voice Technologies, Inc.

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

MOBILEVOICE VOICE MAIL(TM)

A popular way to leave messages, MobileVoice Voice Mail lets subscribers record and send messages in their own voice. The voice recording of your message will be sent as an Email attachment to the recipient or group of recipients for quick retrieval from any computer or any phone.

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

One Voice has also developed several other technologies that enhance the offerings of the IVP. MultiSite (TM) is a proprietary context-based searching technology that finds multiple websites for any category and retrieves them simultaneously. It is particularly helpful when performing Internet searching on devices such as mobile phones. VoiceSite(TM) is a proprietary technology that makes websites voice interactive. It allows companies to voice enable their sites quickly and easily, as well as suggestively create a customized experience for visitors.

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

GENERATION 2 systems expand the recognition capabilities seen in Generation 1 increasing the vocabulary to potentially hundreds of words. These systems frequently use menus to support the delivery of content as seen in Interactive Voice Response (IVR) systems for airline reservations, banking and Voice Portals. Due to the use of menus, these systems can typically deliver a maximum of 6-8 areas of content horizontally and 3-4 layers down in the menu trees before running the risk of "user overload." Companies focused in this space include Speechworks International, Nuance Communications, Preferred Voice, HeyAnita, Bevocal and Tell-Me among others.

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

EMPLOYEES

At December 31, 2003, we employed 9 full-time employees and 3 consultant/part-time employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

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

We believe that our available short-term assets will be sufficient to meet our operating expenses and capital expenditures until June 2004. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice recognition Internet search software.

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

IF WE DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES, IT WILL HARM OUR BUSINESS.

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

Delays and cost overruns in developing our products could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products may also contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, and reduced market acceptance of the products or lawsuits by customers.

PATENT PROTECTION

We own exclusive rights to three United States patents on our software. We have filed for international patent protection as well. These patents define the primary features and unique procedures that comprise our products and solutions.

Our future success and ability to compete depends in part upon the proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Additionally, there can be no assurances that others will not develop market and sell products substantially equivalent to our products or utilize technologies similar to those used by us. Although we believe that our products do not infringe on any third-party patents and our patents offer sufficient protection, there can be no assurance that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there can be no assurance that we will have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to our rights to our intellectual property may require our management to redirect its resources to address these claims, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES
The Company's headquarters are located at 6333 Greenwich drive, suite 240 in San Diego, California.

The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2002:

               Year ending December 31,

                   2004                                313,291
                   2005                                266,053
                                                     ----------

                                                       579,344
               Less sublease income                    180,000
                                                     ----------

                                                     $ 399,344
                                                     ==========

Rent expense, net of sublease income, amounted to $175,395 for the year ended December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of December 31, 2003, the Company has been notified of potential claims aggregating $311,000. Management believes that it has adequate defense for such unsubstantiated claims. As of March 15, 2004, the Company has not devoted any substantial resources to defend these unsubstantiated claims. The aggregate of potential claims consists of the following: 1) an approximate $211,000.00 claim by Genuity Inc. that One Voice is responsible for cancellation fees despite Genuity's failure to deliver the agreed upon service. No lawsuit has been filed in this matter and no communication from Genuity has been received for approximately two years; 2) the remaining claims center primarily around cancellation charges related to trade show events. The only claim that has resulted in a lawsuit is for $38,000.00. Counsel for the plaintiff in that matter has not appeared at court hearings and has not answered discovery. Counsel for One Voice is inquiring whether the matter is still being pursued. No other potential claim has resulted in a lawsuit.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                     Low      High
                                    ------   -------
2000
First Quarter                       8.00     27.75
Second Quarter                      9.00     24.00
Third Quarter                       6.56     17.25
Fourth Quarter                      1.13      9.75

2001
First Quarter                        .9375    2.48
Second Quarter                       .34      2.75
Third Quarter                        .45      1.20
Fourth Quarter                       .20       .82

2002
First Quarter                        .37      1.03
Second Quarter                       .23       .79
Third Quarter                        .13       .36
Fourth Quarter                       .18       .29

2003
First Quarter                        .067      .165
Second Quarter                       .080      .113
Third Quarter                        .031      .099
Fourth Quarter                       .032      .069

As of March 1, 2004, our common stock shares were held by 170 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

                                    PART II

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $20 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages by Warner Home Video (WHV). To date, our customers include Warner Brothers and Disney with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC and Interactive Multimedia markets. Our solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers along with reseller channels for corporations with a mobile workforce. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We feel we are strongly positioned across these markets with our patented voice technology.

In the Telecom sector, regarding Nextel de Mexico the launch date has not yet been determined and is conditioned on Nextel de Mexico's internal review. Nextel de Mexico is the regional operator of Nextel International, whose other regions include Argentina, Brazil, Chile and Peru. We are currently negotiating an agreement with Radiomovil Dipsa, S.A. De C.V. ("Telcel"), the largest wireless carrier in Mexico, to perform a free three-month market trial of our MobileVoice solution. The date for this market trial, if approved, has not yet been set. We are in discussions regarding our MobileVoice solution with two additional carriers in Mexico along with four carriers domestically but these discussions are in the preliminary stages and no commitments have been made. Regarding T-Mobile Austria, in August we upgraded their MobileVoice system from English to German. We are in discussions with one other carrier in Europe regarding our MobileVoice solution and their interest in launching this service to their subscribers but these discussions are in the preliminary stages and no commitments have been made.

In the PC based Multi-Media sector we signed an agreement with the Walt Disney Internet Group in October 2003 whereby Disney will incorporate our voice technology into an educational software title. In the PC sector we are actively working with four major PC manufacturers regarding our Windows XP Media Center Edition software. We have initial project approval from one of these four PC manufacturers but we have several more approval levels before they commit to bundling our software on their PC's. Regarding funding, we have closed a financing agreement with the investment group La Jolla Cove Investors, Inc. This agreement is for an aggregate amount up to $2,750,000 payable beginning in December 2003 and continuing through June 2004. At our current monthly cash output this funding should satisfy our operational needs throughout 2004.

2003 PRESS RELEASES

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

In October 2003, we held our Annual Shareholders' Meeting. The meeting was well attended by shareholders, company officers and directors. Agenda items included a proxy report, a review of 2003 results, plans for 2004 and concluded with demonstrations of the MobileVoice system in English, Spanish and German along with a demonstration of the new One Voice Media Center Edition PC based software. The shareholders ratified all matters presented in the proxy. This includes approval of the fourth amended and restated stock option plan, approval to amend the Company's Certificate of Incorporation to increase the authorized number of shares of common stock and approval of the Board of Directors for 2003. The independent auditors, Stonefield Josephson, Inc., were also ratified as the company's auditor for the fiscal year ending December 31, 2003. In February 2004, we announced that Jack Johnson has joined the company as Vice President of Telephony Sales and Rick Stone as Vice President of Telephony Business Development, North America.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

                  Selected Statement of Operations Information

                                                  Year Ended Year Ended
                                         December 31, 2003     December 31, 2002
                                          ----------------      ---------------

              Net Revenue                 $        50,000       $      387,771

              Operating expenses          $     5,975,972       $    6,896,208

              Net loss                    $    (5,931,972)      $   (6,568,922)

Discussion of the year ended December 31, 2003 compared with the year ended December 31, 2002.

Net revenues totaled $50,000 for the year ended December 31, 2003. Net revenues of $387,771 were earned for the year ended December 31, 2002. The recognition of revenues for the year ended 2003 resulted primarily from work performed in the DVD/Multimedia sector.

Operating expenses decreased to $5,975,972 for the year ended December 31, 2003 from $6,896,208 for the same period in 2002. The decrease in operating expenses over the same year in 2002 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $1,195,000 for the year ended December 31, 2003 as compared to approximately $1,445,000 for the same period in 2002. The decrease in 2003 as compared to 2002 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Advertising and promotion expense totaled $11,779 for the year ended December 31, 2003 as compared to $25,000 for the same period in 2002. Advertising and promotion expense reduction resulted from the company discontinuing direct to consumer marketing campaigns and focusing on other distribution channels. Legal and consulting expenses decreased to approximately $314,000 for the year ended December 31, 2003 from approximately $470,000 for the same period in 2002. Depreciation and amortization expenses decreased to approximately $683,000 for the year ended December 31, 2003 from approximately $848,000 for the same period in the prior year. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense increased to approximately $2,301,000 in 2003, as compared to approximately $2,074,000 in 2002, primarily due to non-cash debt issue cost from warrants granted, shares issued and beneficial conversion feature.

We had a net loss of $5,931,972 or basic and diluted net loss per share of $0.09 for the year ended December 31, 2003 compared to a net loss of $6,568,922 or basic and diluted net loss per share of $0.21 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a working capital deficit of $681,622 as compared with working capital of $409,000 at December 31, 2002.

Net cash used for operating activities was $2,559,083 for the year ended December 31, 2003 compared to $3,620,807 for the year ended December 31, 2002. From inception on January 1, 1999 to December 31, 2003, net cash used for operating activities was $21,535,921.

Net cash used for investing activities was $143,213 for the year ended December 31, 2003 compared to net cash used of $44,760 for the year ended December 31, 2002. From inception on January 1, 1999 to December 31, 2003, net cash used for investing activities was $4,780,371.

Net cash provided by financing activities was $2,010,850 for the year ended December 31, 2003 compared to $3,675,233 for the year ended December 31, 2002. From inception on January 1, 1999 to December 31, 2003 net cash provided by financing activities was $26,370,001.

We incurred a net loss of $5,931,972 during the year ended December 31, 2003 and had an accumulated deficit of $32,459,008. Our losses through December 2003 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our convertible debt securities have allowed us to maintain a positive cash flow balance from financing activities.

Cash flow from revenue began in the first quarter 2002. During 2003, we only generated cash flows of $50,000 from revenue.

On April 10, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate in excess of 100%), mature on April 10, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 10, 2008 at a purchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $25,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $515,000 have been amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate in excess of 100% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $450,000, net of debt issue cash cost of $62,000. The fair value of the warrants of $14,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $193,000 was amortized as interest expense over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the aggregate amount of $750,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 9,493,672 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $690,000, net of debt issue cash cost of $60,000. The relative value (limited to the face amount of the debt) of all the warrants of $327,000 using Black Scholes option pricing model, cash cost of $60,000 and the beneficial conversion feature of approximately $363,000 will be amortized over the life of the debt using the interest method. As of December 31, 2003, the balance owed was $405,000 and the unamortized discount amounted to $334,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense. Subsequent to December 31, 2003, the following note holders converted principal into common shares: Alpha Capital Akteingesellschaft converted $100,000 of note principal into 4,378,122 common shares at an average conversion price of $0.023. Bristol Investments converted $100,000 of note principal into 4,317,308 common shares at an average conversion price of $0.023.

On December 12, 2003, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. for the issuance of a 7.75% convertible debenture in the aggregate amount of $250,000. The note bears interest at 7.75%, matures on December 12, 2005, and is convertible into the Company's common stock, at the holders' option. The number of common shares this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the Conversion Price multiplied by ten times the dollar amount of the Debenture being converted, and the entire forgoing result shall be divided by the Conversion Price. The Conversion Price is defined as the lower of (i) $0.25 or (ii) 80% of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to Holder's election to convert. Beginning in the first full calendar month after the Registration Statement is declared effective, Holder shall convert at least 7%, but no more than 15% (such 15% maximum amount to be cumulative from the deadline), of the face value of the debenture per calendar month into common shares of the company, provided that the common shares are available, registered and freely tradable. In addition, the Company issued an aggregate of 2,500,000 warrants to the investors. The warrants are exercisable until December 12, 2006 at a purchase price of $1.00 per share. Holder will exercise at least 7%, but no more than 15% (such 15% maximum amount to be cumulative from the Deadline), of the Warrants per calendar month, provided that the Common Shares are available, registered and freely tradable. The 15% monthly maximum amount shall not be applicable if the Current Market Price of the Common Stock at anytime during the applicable month is higher than the Current Market Price of the Common Stock on the Closing Date. In the event Holder does not exercise at least 7% of the Warrants in any particular calendar month, Holder shall not be entitled to collect interest on the Debenture for that month. The fair value of the warrants of $18,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $219,000 will be amortized as interest expense over the life of the debt using the interest method. Upon conversion of the debt mentioned here, any unamortized debt issue costs will be charged to expense. As of December 31, 2003 the principal balance amounted to $250,000 and the unamortized debt discount amounted to approximately $243,000. Subsequent to December 31, 2003, La Jolla Cove Investors, Inc. converted $25,500 of principal note into 11,000,000 common shares at an average conversion price of $0.0023 and exercised 255,000 warrants into 255,000 common shares at an average exercise price of $1.00.

Notes payable had a face value of $655,000 at December 31, 2003. Notes payable had a face value of $1,235,000 at December 31, 2002.

We anticipate maintaining a cash balance through our financial partner that will sustain operations up to December 2004. We continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001, until we are operationally breakeven. The losses through the year ended December 31, 2003 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the following note holders converted principal into common shares. Alpha Capital Akteingesellschaft converted $100,000 of note principal into 4,378,122 common shares at an average conversion price of $0.023. Bristol Investments converted $100,000 of note principal into 4,317,308 common shares at an average conversion price of $0.023. Ellis Enterprise Limited converted $55,000 of note principal into 2,364,575 common shares at an average conversion price of $0.023. La Jolla Cove Investors, Inc. converted $25,500 of principal note into 11,000,000 common shares at an average conversion price of $0.0023 and exercised 255,000 of warrants into 255,000 common shares at an average exercise price of $1.00.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT                                            F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                                         F-2
  Statements of Operations                                              F-3
  Statement of Stockholders' Equity (Deficit)                        F-4 - F-6
  Statements of Cash Flows                                           F-7 - F-8
  Notes to Financial Statements                                      F-9 - F-17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
One Voice Technologies, Inc.
San Diego, California

We have audited the accompanying balance sheet of One Voice Technologies, Inc., a Nevada Corporation (a development stage enterprise) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002, and for the period since inception on January 1, 1999 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period since inception on January 1, 1999 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred significant losses since inception of $32,459,008 and used cash for operations of $2,559,083 during the year ended December 31, 2003. The Company also has a working capital deficit of $681,622 and stockholders' deficit of $116,707 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in
Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 24, 2004

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     53,709
  Other receivable, subsequently collected                              137,000
  Prepaid expenses                                                       37,698
                                                                   -------------

          Total current assets                                          228,407

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                             214,351

OTHER ASSETS:
  Software development costs, net of accumulated amortization           393,857
  Software licensing                                                      2,839
  Deposits                                                                9,926
  Trademarks, net of accumulated amortization                            47,668
  Patents                                                                78,186
                                                                   -------------

          Total other assets                                            532,476
                                                                   -------------

                                                                   $    975,234
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
  accounts payable and accrued expenses                            $    910,029

6% CONVERTIBLE NOTES PAYABLE,                                           405,000
Less unamortized discount                                              (334,045)
                                                                   -------------
                                                                         70,955

7.75% CONVERTIBLE NOTES PAYABLE,                                        250,000
Less unamortized discount                                              (243,043)
                                                                   -------------
                                                                          6,957

8% NOTE PAYABLE, due August 8, 2008                                     104,000

STOCKHOLDERS' DEFICIT:
  Preferred stock; $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock; $.001 par value, 250,000,000 shares
    authorized, 107,130,615 shares issued and outstanding               107,131
  Additional paid-in capital                                         32,235,170
  Deficit accumulated during development stage                      (32,459,008)
                                                                   -------------

          Total stockholders' deficit                                  (116,707)
                                                                   -------------

                                                                   $    975,234
                                                                   =============

The accompanying notes form an integral part of these financial statements.


                             ONE VOICE TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF OPERATIONS


                                                                        From inception
                                                                         on January 1,
                                         Year ended      Year ended        1999 to
                                         December 31,    December 31,    December 31,
                                            2003            2002            2003
                                        -------------   -------------   -------------
NET REVENUE                             $     50,000    $    387,771    $    700,321

COST OF REVENUE                                6,000          60,485         205,675
                                        -------------   -------------   -------------

GROSS PROFIT                                  44,000         327,286         494,646

GENERAL AND ADMINISTRATIVE EXPENSES        5,975,972       6,896,208      32,953,654
                                        -------------   -------------   -------------

NET LOSS                                $ (5,931,972)   $ (6,568,922)   $(32,459,008)
                                        =============   =============   =============

NET LOSS PER SHARE, basic and diluted   $      (0.09)   $      (0.21)
                                        =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                        65,729,000      31,635,000
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

                                         F-3


                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
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





                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
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





                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
                                        -------------   -------------   -------------   -------------   -------------

Issuance of common stock                   2,666,667           2,667         721,166                         723,833

Cashless exercise of warrants                 10,512              11             (11)                             --

Exercise of warrants for cash                 20,000              20           3,380                           3,400

Re-pricing adjustment for
  warrants outstanding                            --              --           9,000                           9,000

Shares issued in re-pricing-
  Stonestreet Capital                        833,334             833         174,167                         175,000

Conversion of debt to equity -
  Laurus Master Fund                       2,110,129           2,110         703,345                         705,455

Conversion of debt to equity -
  Stonestreet Capital                      4,294,596           4,294         899,405                         903,699

Conversion of debt to
  equity - Alpha Capital                   2,767,752           2,768         342,232                         345,000

Conversion of debt to
  equity - Ellis Enterprise                  300,842             301          39,699                          40,000

Conversion of debt to
  equity - Bristol Investments               225,699             226          29,774                          30,000

Net loss for the year ended
  December 31, 2002                                                                       (6,568,922)     (6,568,922)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2002              38,934,533    $     38,934    $ 27,901,010    $(26,527,036)   $  1,412,908

Issuance of warrants in connection
  with debt financing                                                        384,255                            384,255

Beneficial conversion feature
  embedded in debt securities                                              1,291,535                          1,291,535

Issuance of options in exchange
  for services                                                                12,543                             12,543

Conversion of debt to
  equity - Alpha Capital                  32,644,593          32,645        1,294,342                       1,326,987

Conversion of debt to
  equity - Ellis Enterprise               12,426,253          12,426          497,472                         509,898

Conversion of debt to
  equity - Bristol Investments            17,340,192          17,341          707,392                         724,733

Conversion of debt to
  equity - Greenwich Funds                 3,849,278           3,849           97,762                         101,611

Conversion of debt to
  equity - O1144 Limited                   1,935,766           1,936           48,859                          50,795

Net loss for the year ended
  December 31, 2003                                                                       (5,931,972)      (5,931,972)
                                          -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2003              107,130,615    $    107,131    $ 32,235,170    $(32,459,008)   $   (116,707)
                                        =============   =============   =============   =============   =============

The accompanying notes form an integral part of these financial statements.

                                                         F-6

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2003            2002            2003
                                                      -------------   -------------   -------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                            $ (5,931,972)   $ (6,568,922)   $(32,459,008)
                                                      -------------   -------------   -------------

 Adjustments to reconcile net loss to
  net cash provided by operating activities:
      Depreciation and amortization                        664,302         848,165       3,836,797
      Loss on disposal of assets                                --          23,340         523,340
      Amortization of discount and finance cost          2,259,954       2,141,505       5,656,484
      Options issued in exchange for services               12,543         107,276         459,393
      Warrants issued in exchange for services                  --              --         221,650

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
      A/R trade                                              29,888             --          29,888
      Other receivable                                     (137,000)            --        (137,000)
      Licensing revenue receivable                              --         (29,343)       (279,343)
      Advertising revenue receivable                            --              --        249,455
      Inventory                                                 --         109,451              --
      Prepaid mailing lists                                     --              --       (750,000)
      Prepaid expenses                                      25,849           3,115        (37,681)
      Deposits                                              36,971           1,405         (9,926)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                480,382       (256,799)         910,030
      Deferred revenue                                          --             --          250,000
                                                      -------------   -------------   -------------

          Total adjustments                              3,372,889       2,948,115      10,923,089
                                                      -------------   -------------   -------------

          Net cash used for operating activities        (2,559,083)     (3,620,807)    (21,535,921)
                                                      -------------   -------------   -------------

Cash flows used for investing activities:
  Purchase of property and equipment                       (31,201)            847      (1,429,020)
  Software licensing                                            --          (6,013)     (1,145,322)
  Software development costs                               (76,438)        (16,859)     (1,653,521)
  Trademarks                                                  (262)         (7,288)       (242,731)
  Patents                                                  (35,312)        (15,447)       (109,777)
  Loan fees                                                     --              --        (200,000)
                                                        -------------   -------------   -------------

          Net cash used for investing activities          (143,213)       (44,760)      (4,780,371)
                                                      -------------   -------------   -------------

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





                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS (CONTINUED)

                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2003            2002            2003
                                                      -------------   -------------   -------------

Cash flows provided by (used for) financing activities:
  Proceeds from issuance of common stock, net                   --         727,233      18,465,151
  Proceeds from convertible note payable, net            1,906,850       2,948,000       7,810,850
  Proceeds from notes and loans payable                    104,000              --         304,000
  Proceeds from (payments on) loan payable                      --              --        (200,000)
  Retirement of common stock, net                               --              --         (10,000)
                                                      -------------   -------------   -------------

          Net cash provided by financing activities      2,010,850       3,675,233      26,370,001
                                                      -------------   -------------   -------------

Net increase (decrease) in cash                           (691,446)          9,666          53,709
Cash and cash equivalents, beginning of year               745,155         735,489              --
                                                      -------------   -------------   -------------

Cash and cash equivalents, end of year                $     53,709    $    745,155    $      53,709
                                                      =============   =============   =============

Supplemental disclosure of cash flow information:
  Interest paid                                       $     35,189    $         --    $       5,823
                                                      =============   =============   =============
  Income taxes paid                                   $        800    $        800    $       6,687
                                                      =============   =============   =============

Supplemental disclosure of non-cash financing activities:

   Options issued in exchange for services            $     12,543    $     107,276    $    377,993
                                                      =============   =============   =============
   Shares issued for re-pricing of conversion rate    $         --    $     175,000    $    175,000
                                                      =============   =============   =============
   Common shares and warrants issued for settlement   $         --    $          --    $    303,050
                                                      =============   =============   =============
   Warrants issued in connection with financing       $    384,255    $   2,366,215    $  4,290,153
                                                      =============   =============   =============
   Common Stock issued upon conversion of debt        $  2,714,024    $   2,336,492    $  6,733,516
                                                      =============   =============   =============
   Beneficial conversion feature of debt to equity    $  1,291,535    $   1,948,765    $  3,657,750
                                                      =============   =============   =============

The accompanying notes form an integral part of these financial statements.

                                                F-8

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

One Voice Technologies, Inc. (formerly Conversational Systems, Inc.) was incorporated under the laws of the State of California on April 8, 1991. The Company commenced operations in 1999.

GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $32,459,008 and used cash for operations of $2,259,083 during the year ended December 31, 2003. The Company also has a working capital deficit of $681,622 and a stockholders' deficit of $116,707 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FAIR VALUE:

The Company's financial instruments consist principally of accounts payable and notes payable to individual and related parties as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of the financial instruments, none of which are held for trading purposes, approximates their fair value due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration -

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Service and license fees are deferred and recognized over the life of the agreement. Revenues from the sale of products will be recognized upon shipment of the product.

ADVERTISING AND PROMOTION COSTS:

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising and promotion costs were $11,779 and $24,764 respectively.

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

DEBT WITH BENEFICIAL CONVERSION FEATURE:

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and embedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were mostly fully discounted and the discount was recorded as additional paid-in capital. The discount is amortized using the effective interest rate method over the life of the debt. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SOFTWARE DEVELOPMENT COSTS:

The Company accounts for their software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight-line basis. The Company evaluates for impairment losses annually or when economic circumstances necessitate. The Company will recognize an impairment loss if the amount by which the unamortized capitalized cost of a computer software product exceeds the net realizable value of that asset. No impairment losses recognized during the years ended December 31, 2003 and 2002.

Amortization expense totaled $407,481 and $390,967 for the years ended December 31, 2003 and 2002, respectively. Accumulated amortization as of December 31, 2003 amounted to $1,259,664.

COMPREHENSIVE LOSS:

Comprehensive loss consists of net loss only, and accordingly, a Statement of Comprehensive Loss is not presented.

TRADEMARKS AND PATENTS:

The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2003 and 2002 totaled $59,017 and $57,977, respectively. Accumulated amortization as of December 31, 2003 amounted to $195,064.

The Company's patent costs consist of legal fees paid in connection with patents pending. The Company will amortize patents using the straight-line method over the period of estimated benefit, generally five years. Amortization expense charged for the years ended December 31, 2003 and 2002 totaled $18,971 and $12,620, respectively. There was no amortization expense charged for the year ended December 31, 2001. Accumulated amortization as of December 31, 2003 amounted to $31,591.

In accordance with SFAS 142, the Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of the patent and trademarks. Impairment of the assets is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the assets and the fair value of such assets, determined using the estimated future discounted cash flows generated.

NET LOSS PER SHARE:

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the outstanding number of potentially dilutive common stock equivalents, consisting of 1,900,500 and 3,173,625 stock options, 16,099,643 and 3,462,297 stock warrants, and convertible debentures estimated at 96,000,000 Shares (2003) and 6,175,000 (2002), using an assumed weighted conversion rate of $0.005 have not been included in the computation of diluted weighted average number of common shares outstanding, as their effect would be anti-dilutive for December 31, 2003 and 2002, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB 25. The Company's pro forma information is as follows:

                                                     December 31, 2003   December 31, 2002
                                                    ------------------  ------------------

     Net loss, as reported                               $(5,931,972)        $(5,568,922)
                                                         ------------        ------------
     Stock compensation calculated under SFAS 123        $  (419,000)        $(1,001,078)
                                                         ------------        ------------
     Pro forma net loss                                  $(6,350,972)        $(7,570,000)
                                                         ------------        ------------

     Basic and diluted historical loss per share         $     (0.09)        $     (0.17)
                                                         ------------        ------------
     Pro forma basic and diluted loss per share          $     (0.10)        $     (0.24)
                                                         ------------        ------------

NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

In May 2003, the FASB Issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position, results of operations or stockholders' equity.

(3) PROPERTY AND EQUIPMENT:

         A summary is as follows:

                  Computer equipment                              $    495,126
                  Website development                                   35,974
                  Equipment                                            296,959
                  Furniture and fixtures                               120,243
                  Web host computer equipment                          420,993
                  Leasehold improvements                                15,222
                                                                  -------------

                                                                     1,384,517
                  Less accumulated depreciation and amortization     1,170,166
                                                                  -------------

                                                                  $    214,351
                                                                  =============

Depreciation expense totaled $195,178 and $377,051 for the years ended December 31, 2003 and 2002, respectively.

(4) NOTES PAYABLE:

On April 10, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate in excess of 100%), mature on April 10, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(4) NOTES PAYABLE: CONTINUED:

paid, in whole or in part, before April 10, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 10, 2008 at a purchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $25,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $515,000 have been amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

As of December 31, 2003, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited had converted all of its April 10, 2003 notes aggregating $700,000 plus interest into 20,675,854 common shares at an average conversion price of $0.33 per share.

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate in excess of 100% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $450,000, net of debt issue cash cost of $62,000. The fair value of the warrants of $14,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $193,000 was amortized as interest expense over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charges to interest expense.

As of December 31, 2003, Alpha Capital Aktiengesellschaft and Bristol Investments had converted all of its June 30, 2003 notes aggregating $500,000 plus interest into 16,990,200 common shares at an average conversion price of $0.031 per share.

On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the aggregate amount of $750,000. The notes bear interest at 6% (effective interest rate in excess of 100% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 9,493,672 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $690,000, net of debt issue cash cost of $60,000. The relative value (limited to the face amount of the debt) of all the warrants of $327,000 using Black Scholes option pricing model, cash cost of $60,000 and the beneficial conversion feature of approximately $363,000 will be amortized over the life of the debt using the interest method.

As of December 31, 2003, the balance owed was $405,000 and the unamortized discount amounted to $334,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense. As of December 31, 2003, Alpha Capital Aktiengesellschaft, Bristol Investments and Ellis Enterprises had converted $345,000 of principal from the September 17, 2003 notes plus interest into 11,521,271 common shares at an average conversion price of $0.030 per share. The unconverted portion of this note is due at various times through September 17, 2004, which as of December 31, 2003 amounted to $405,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(4) NOTES PAYABLE, CONTINUED:

Subsequent to December 31, 2003, the following note holders converted principal into common shares: Alpha Capital Akteingesellschaft converted $100,000 of note principal into 4,378,122 common shares at an average conversion price of $0.023. Bristol Investments converted $100,000 of note principal into 4,317,308 common shares at an average conversion price of $0.023.

On December 12, 2003 the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. for the issuance of a 7.75% convertible debenture in the aggregate amount of $250,000. The note bears interest at 7.75% (effective interest rate in excess of 100% on the aggregate amount), matures on December 12, 2005, and are convertible into the Company's common stock, at the holder' option, at the lower of (i) $0.25 or (ii) eighty percent (80%) of the average of the three lowest volume weighted average prices during the twenty
(20) trading days prior to holder's election to convert. In addition, the company issued an aggregate of 2,500,000 warrants to the investors. The warrants are exercisable until December 12, 2006 at a purchase price of $1.00 per share. Beginning in the first calendar month after the registration statement is declared effective; holder shall convert at least 7%, but no more than 15% of the face value of the debenture per calendar month into common shares of the company. The 15% monthly maximum amount shall not be applicable if the current market price of the common stock at anytime during the applicable month is higher than the current market price of the common stock on the closing date. Net proceeds will amount to approximately $237,000, net of debt issue cash cost of $13,000. Pursuant to this offering, the Company has already received $100,000 and received the remaining $137,000 on January 16, 2004. The relative value (limited to the face amount of the debt) of all the warrants of $18,030 using Black Scholes option pricing model and the beneficial conversion feature of approximately $231,970 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

As of December 31, 2003, La Jolla Cove Investors had not converted any of their note. The unconverted portion of this note is due December 12, 2005, which as of December 31, 2003 amounted to $250,000.

(5) COMMON STOCK

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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(5) COMMON STOCK, CONTINUED:

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

During May 2002, the Company entered into an equity financing agreement of up to $5 million, with an initial put demand by the Company for approximately $800,000 in exchange for 2,666,667 shares of the Company's common stock at a price of $0.30 per share. Subsequently, on August 8, 2002, $500,000 of the $800,000 investment was re-priced and 833,334 shares (valued at $175,000) of common stock was issued to the investors so that the average cost of the initial put was $0.22857 per share. Pursuant to this agreement, the Company can exercise its right to require the Investor to purchase a discretionary amount of the Company's common stock as determined by the Company, subject to the terms of the agreement. The minimum put amount is $150,000 and the offering price of the Company's common stock is determined on a formula, as set forth in the agreement.

In addition, the Company also issued 300,000 warrants in May 2002, to purchase shares of the Company's common stock at an exercise price of $0.43 per share. Subsequently, on August 8, 2002, the Company adjusted the exercise price on these warrants to $.20 per share due to a subsequent financing. The Company paid a finders fee of $48,000 and issued 75,000 warrants with an exercise price of $0.43, the value of which has been netted against the gross proceeds. During 2002, the Company accounted for the change in exercise under variable accounting and recognized an expense of $9,000 during the period. In addition, the Company also recognized an expense of $175,000 from the issuance of additional 833,334 common shares referred to above.

During the year ended December 31, 2002, Laurus Master Fund converted principal plus accrued interest of $705,455 into 2,110,129 common shares.

During the year ended December 31, 2002, Stonestreet Capital converted principal plus accrued interest of $903,699 into 4,294,596 common shares.

During the year ended December 31, 2002, Alpha Capital Aktiengesellschaft converted principal plus accrued interest of $345,000 into 2,767,752 common shares.

During the year ended December 31, 2002, Ellis Enterprises Ltd. converted principal plus accrued interest of $40,000 into 300,842 common shares.

During the year ended December 31, 2002, Bristol Investments converted principal plus accrued interest of $30,000 into 225,699 common shares.

During the year ended December 31, 2003, the note holders converted the principal outstanding at December 31, 2002 of $1,235,000 plus accrued interest, into 19,008,757 common shares.

During the year ended December 31, 2003, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited had converted all of its April 10, 2003 notes aggregating $700,000 plus interest into 20,675,854 common shares at an average conversion price of $0.03 per share.

         During the year ended December 31, 2003, Alpha Capital
         Aktiengesellschaft and Bristol Investments had converted all of its June 30, 2003 notes aggregating $500,000 plus interest into 16,990,200 common shares at an average conversion price of $0.03 per share.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(5) COMMON STOCK, CONTINUED:

During the year ended December 31, 2003, Alpha Capital Aktiengesellschaft, Bristol Investments and Ellis Enterprises had converted $345,000 of principal from the September 17, 2003 notes plus interest into 11,521,271 common shares at an average conversion price of $0.03 per share.

Settlement
----------

During September 2001, the Company entered into an agreement with an investment banking group to settle a dispute regarding a financial consulting agreement dated May 30, 2000. While the management did not believe that the claims were meritorious, the Company entered into the Settlement Agreement, among other reasons, to avoid distracting management's focus from operations and to minimize legal expenses. Pursuant to the settlement, the Company issued 110,000 shares of common stock and 300,000 warrants exercisable into 300,000 shares of common stock, of which, 150,000 warrants are exercisable at $2.00 per share and 150,000 warrants are exercisable at $1.50 per share. Total consideration given amounted to $298,050, comprised of $50,000 paid in cash, 110,000 in common stock shares with a fair value of $81,400 and 300,000 in warrants with a fair value using Black Scholes model of

(6) INCOME TAXES:

For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $28,000,000, which includes approximately $323,000 acquired from Dead On, Inc. The net operating loss carry-forwards expire through 2023 and are available to offset future income tax liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

                                                   Year ended      Year ended
                                                  December 31,    December 31,
                                                      2003            2002
                                                  -------------   -------------

 Federal income tax (benefit) at statutory rates            34%             34%
 State income taxes (benefit), less federal
   income tax benefit                                        6               6
                                                  -------------   -------------

 Total provision/(benefit)                                  40              40
 Permanent differences (warrant cost and
   beneficial conversion feature amortization)             (15)            (15)
 Net operating loss                                        (25)            (25)
                                                  -------------   -------------

       Total provision                                       -%             -%
                                                  =============   =============

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2003 are as follows:

               Net operating loss carryforwards                  $   28,000,000
               Valuation allowance                                  (28,000,000)
                                                                 ---------------
                         Net deferred taxes                      $           --
                                                                 ===============

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(7) EMPLOYMENT AGREEMENT:

The Company entered into an employment agreement with an officer stockholder of the Company to pay an annual base salary of $252,000 through July 2002. Following July 2002, the consulting agreement reverted to a month to month basis. Increases are determined annually by the Board of Directors. Under this agreement, salaries approximated $250,000 and $240,000 for the years ended December 31, 2003 and 2002, respectively.

(8) CONSULTING AGREEMENT:

The Company entered into a consulting agreement with a personal service corporation owned by an officer of the Company to pay an annual consulting fee of $143,000 through July 2002. Following July 2002, the consulting agreement reverted to a month to month basis. Increases are determined annually by the Board of Directors. Consulting fees approximated $85,000 and $141,000 for the years ended December 31, 2003 and 2002, respectively.

(9) COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2002:

               Year ending December 31,
                   2004                                    $ 313,291
                   2005                                      266,053
                                                           ----------

                                                             579,344
               Less sublease income                          180,000
                                                           ----------

                                                           $ 399,344
                                                           ==========

Rent expense, net of sublease income of $90,000 amounted to $175,395 for the year ended December 31, 2003.

(10) INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(10) INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED

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

During 2001, the Company granted 250,000 stock options exercisable at an exercise price of $0.65 to a consultant for professional services provided and to be provided to the Company. The options expire at various times through 2004. The options were valued using the Black-Scholes method at the date of grant. Compensation expense, recognized over the vesting period, to consultants pursuant to SFAS No. 123 amounted to $107,276 and $140,263 for the years ended December 31,2002 and 2001, respectively.

During 2002, the Company granted 1,095,000 stock options exercisable at an average exercise price of $0.14 to employees of the Company. The options expire at various times through 2005.

During 2003, the Company granted 275,000 stock options exercisable at an exercise price of $0.11 to employees of the Company, of which, 250,000 options were terminated in 2003.

The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2003 and 2002 are as follows:

                                              2003                  2002
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------
Outstanding at beginning of the year  3,173,625   $ 1.58    2,078,625   $ 2.33
Granted during the year                 275,000     0.12    1,095,000      .15
Terminated during the year            1,548,125     1.38           --       --
Exercised during the year                    --       --           --       --
Outstanding at end of the year        1,900,500     1.54    3,173,625     1.58
Exercisable at end of the year        1,534,400     1.85    1,528,625     2.84

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

(11) WARRANTS:

At December 31, 2003, the Company had warrants outstanding that allow the holders to purchase up to 16,099,643 shares of common stock, of which, 11,847,572 warrants had an exercise price of $0.0474 expiring through August 2005, 2,583,333 warrants have an exercise price of $1.00 per share expiring through December 2006, 1,668,738 warrants have an exercise price ranging from $0.20 to $0.96 expiring through December 2007.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2003 and 2002 are as follows:

                                              2003                  2002
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------

Outstanding at beginning of the year   3,464,297  $ 1.26      1,457,567   $ 2.42
Granted during the year               12,635,346     .24      2,037,242      .42
Terminated during the year                   --       --         30,512      .11
Exercised during the year                    --       --             --       --
Outstanding at end of the year        16,099,643    0.46      3,464,297     1.26
Exercisable at end of the year        16,099,643    0.46      3,464,297     1.26

(12) SUBSEQUENT EVENT:

Subsequent to December 31, 2003, note holders converted additional note principal into common shares as follows:

                                                                         Average
                                              Amount       Converted    Exercise
                                             Converted    Shares Into    Price
                                            -----------   -----------   --------
         Alpha Capital Akteingesellschaft   $  100,000     4,378,122    $ 0.023
         Bristol Investments                   100,000     4,317,308    $ 0.023
         Ellis Enterprise Limited               55,000     2,364,575    $ 0.023
                                            -----------   -----------   --------
                                            $  255,000    11,060,005    $ 0.023
                                            ===========   ===========   ========

         La Jolla Cove Investors converted $25,500 of principal into 11,000,000 common shares at an average conversion price of $0.0023. They also exercised 255,000 warrants into 255,000 common shares at an average exercise price of $1.00 for net proceeds of $255,000(see Note 5).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                AGE    POSITION
        ----                ---    --------
        Dean Weber          41     Chairman of the Board, President, Chief
                                   Executive Officer, Director
        Rahoul Sharan       42     Chief Financial Officer, Director
        Bradley J. Ammon    40     Director

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

     Code of Ethics and Business Conduct of Officers, Directors and Employees


CODE OF ETHICS AND BUSINESS CONDUCT FOR OFFICERS, DIRECTORS AND EMPLOYEES OF ONE VOICE TECHNOLOGIES, INC.

1. TREAT IN AN ETHICAL MANNER THOSE TO WHOM ONE VOICE TECHNOLOGIES, INC. HAS AN OBLIGATION

         The officers, directors and employees of ONE VOICE TECHNOLOGIES, INC. (the "Company") are committed to honesty, just management, fairness, providing a safe and healthy environment free from the fear of retribution, and respecting the dignity due everyone. For the communities in which we live and work we are committed to observe sound environmental business practices and to act as concerned and responsible neighbors, reflecting all aspects of good citizenship.

         For our shareholders we are committed to pursuing sound growth and earnings objectives and to exercising prudence in the use of our assets and resources.

         For our suppliers and partners we are committed to fair competition and the sense of responsibility required of a good customer and teammate.

2. PROMOTE A POSITIVE WORK ENVIRONMENT

         All employees want and deserve a workplace where they feel respected, satisfied, and appreciated. We respect cultural diversity and will not tolerate harassment or discrimination of any kind -- especially involving race, color, religion, gender, age, national origin, disability, and veteran or marital status.

         Providing an environment that supports honesty, integrity, respect, trust, responsibility, and citizenship permits us the opportunity to achieve excellence in our workplace. While everyone who works for the Company must contribute to the creation and maintenance of such an environment, our executives and management personnel assume special responsibility for fostering a work environment that is free from the fear of retribution and will bring out the best in all of us. Supervisors must be careful in words and conduct to avoid placing, or seeming to place, pressure on subordinates that could cause them to deviate from acceptable ethical behavior.

3. PROTECT YOURSELF, YOUR FELLOW EMPLOYEES, AND THE WORLD WE LIVE IN

         We are committed to providing a drug-free, safe and healthy work environment, and to observing environmentally sound business practices. We will strive, at a minimum, to do no harm and where possible, to make the communities in which we work a better place to live. Each of us is responsible for compliance with environmental, health and safety laws and regulations.

4. KEEP ACCURATE AND COMPLETE RECORDS

         We must maintain accurate and complete Company records. Transactions between the Company and outside individuals and organizations must be promptly and accurately entered in our books in accordance with generally accepted accounting practices and principles. No one should rationalize or even consider misrepresenting facts or falsifying records. It will not be tolerated and will result in disciplinary action.

5. OBEY THE LAW

         We will conduct our business in accordance with all applicable laws and regulations. Compliance with the law does not comprise our entire ethical responsibility. Rather, it is a minimum, absolutely essential condition for performance of our duties. In conducting business, we shall:

A. STRICTLY ADHERE TO ALL ANTITRUST LAWS

         Officer, directors and employees must strictly adhere to all antitrust laws. Such laws exist in the United States and in many other countries where the Company may conduct business. These laws prohibit practices in restraint of trade such as price fixing and boycotting suppliers or customers. They also bar pricing intended to run a competitor out of business; disparaging, misrepresenting, or harassing a competitor; stealing trade secrets; bribery; and kickbacks.

B. STRICTLY COMPLY WITH ALL SECURITIES LAWS
         In our role as a publicly owned company, we must always be alert to and comply with the security laws and regulations of the United States and other countries.

I. DO NOT ENGAGE IN SPECULATIVE OR INSIDER TRADING

Federal law and Company policy prohibits officers, directors and employees, directly or indirectly through their families or others, from purchasing or selling company stock while in the possession of material, non-public information concerning the Company. This same prohibition applies to trading in the stock of other publicly held companies on the basis of material, non-public information. To avoid even the appearance of impropriety, Company policy also prohibits officers, directors and employees from trading options on the open market in Company stock under any circumstances.

Material, non-public information is any information that could reasonably be expected to affect the price of a stock. If an officer, director or employee is considering buying or selling a stock because of inside information they possess, they should assume that such information is material. It is also important for the officer, director or employee to keep in mind that if any trade they make becomes the subject of an investigation by the government, the trade will be viewed after-the-fact with the benefit of hindsight. Consequently, officers, directors and employees should always carefully consider how their trades would look from this perspective.

Two simple rules can help protect you in this area: (1) Do not use non-public information for personal gain. (2) Do not pass along such information to someone else who has no need to know.

This guidance also applies to the securities of other companies for which you receive information in the course of your employment at The Company.

II. BE TIMELY AND ACCURATE IN ALL PUBLIC REPORTS

As a public company, the Company must be fair and accurate in all reports filed with the United States Securities and Exchange Commission. Officers, directors and management of The Company are responsible for ensuring that all reports are filed in a timely manner and that they fairly present the financial condition and operating results of the Company.

Securities laws are vigorously enforced. Violations may result in severe penalties including forced sales of parts of the business and significant fines against the Company. There may also be sanctions against individual employees including substantial fines and prison sentences.

The principal executive officer and principal financial Officer will certify to the accuracy of reports filed with the SEC in accordance with the Sarbanes-Oxley Act of 2002. Officers and Directors who knowingly or willingly make false certifications may be subject to criminal penalties or sanctions including fines and imprisonment.

6. AVOID CONFLICTS OF INTEREST

Our officers, directors and employees have an obligation to give their complete loyalty to the best interests of the Company. They should avoid any action that may involve, or may appear to involve, a conflict of interest with the Company. Officers, directors and employees should not have any financial or other business relationships with suppliers, customers or competitors that might impair, or even appear to impair, the independence of any judgment they may need to make on behalf of the Company.

HERE ARE SOME WAYS A CONFLICT OF INTEREST COULD ARISE:

o Employment by a competitor, or potential competitor, regardless of the nature of the employment, while employed by the Company.
o Acceptance of gifts, payment, or services from those seeking to do business with the Company.
o Placement of business with a firm owned or controlled by an officer, director or employee or his/her family.
o Ownership of, or substantial interest in, a company that is a competitor, client or supplier.
o   Acting as a consultant to a the Company customer, client or supplier.
o Seeking the services or advice of an accountant or attorney who has provided services to the Company.

Officers, directors and employees are under a continuing obligation to disclose any situation that presents the possibility of a conflict or disparity of interest between the officer, director or employee and the Company. Disclosure of any potential conflict is the key to remaining in full compliance with this policy.

7. COMPETE ETHICALLY AND FAIRLY FOR BUSINESS OPPORTUNITIES

We must comply with the laws and regulations that pertain to the acquisition of goods and services. We will compete fairly and ethically for all business opportunities. In circumstances where there is reason to believe that the release or receipt of non-public information is unauthorized, do not attempt to obtain and do not accept such information from any source.

If you are involved in Company transactions, you must be certain that all statements, communications, and representations are accurate and truthful.

8. AVOID ILLEGAL AND QUESTIONABLE GIFTS OR FAVORS

The sale and marketing of our products and services should always be free from even the perception that favorable treatment was sought, received, or given in exchange for the furnishing or receipt of business courtesies. Officers, directors and employees of the Company will neither give nor accept business courtesies that constitute, or could be reasonably perceived as constituting, unfair business inducements or that would violate law, regulation or policies of the Company, or could cause embarrassment to or reflect negatively on the Company's reputation.

9. MAINTAIN THE INTEGRITY OF CONSULTANTS, AGENTS, AND REPRESENTATIVES

Business integrity is a key standard for the selection and retention of those who represent the Company. Agents, representatives and consultants must certify their willingness to comply with the Company's policies and procedures and must never be retained to circumvent our values and principles. Paying bribes or kickbacks, engaging in industrial espionage, obtaining the proprietary data of a third party without authority, or gaining inside information or influence are just a few examples of what could give us an unfair competitive advantage and could result in violations of law.

10. PROTECT PROPRIETARY INFORMATION

Proprietary Company information may not be disclosed to anyone without proper authorization. Keep proprietary documents protected and secure. In the course of normal business activities, suppliers, customers and competitors may sometimes divulge to you information that is proprietary to their business. Respect these confidences.

11. OBTAIN AND USE COMPANY ASSETS WISELY

Personal use of Company property must always be in accordance with corporate policy. Proper use of Company property, information resources, material, facilities and equipment is your responsibility. Use and maintain these assets with the utmost care and respect, guarding against waste and abuse, and never borrow or remove Company property without management's permission.

12. FOLLOW THE LAW AND USE COMMON SENSE IN POLITICAL CONTRIBUTIONS AND
ACTIVITIES

The Company encourages its employees to become involved in civic affairs and to participate in the political process. Employees must understand, however, that their involvement and participation must be on an individual basis, on their own time and at their own expense. In the United States, federal law prohibits corporations from donating corporate funds, goods, or services, directly or indirectly, to candidates for federal offices -- this includes employees' work time. Local and state laws also govern political contributions and activities as they apply to their respective jurisdictions.

13. BOARD COMMITTEES.

The Company shall establish an Audit Committee empowered to enforce this CODE OF ETHICS. The Audit Committee will report to the Board of Directors at least once each year regarding the general effectiveness of the Company's CODE OF ETHICS, the Company's controls and reporting procedures and the Company's business conduct.

The company does have an independent board member who is represented to be a financial expert as defined by the SEC.

14. DISCIPLINARY MEASURES.

The Company shall consistently enforce its CODE OF ETHICS and Business Conduct through appropriate means of discipline. Violations of the Code shall be promptly reported to the Audit Committee. Pursuant to procedures adopted by it, the Audit Committee shall determine whether violations of the Code have occurred and, if so, shall determine the disciplinary measures to be taken against any employee or agent of the Company who has so violated the Code.

The disciplinary measures, which may be invoked at the discretion of the Audit Committee, include, but are not limited to, counseling, oral or written reprimands, warnings, probation or suspension without pay, demotions, reductions in salary, termination of employment and restitution.

Persons subject to disciplinary measures shall include, in addition to the violator, others involved in the wrongdoing such as (i) persons who fail to use reasonable care to detect a violation, (ii) persons who if requested to divulge information withhold material information regarding a violation, and (iii) supervisors who approve or condone the violations or attempt to retaliate against employees or agents for reporting violations or violators.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2003, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2003, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2003, 2002 and 2001 exceeded $100,000:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                         -------------------
                                                   Other
                                                   Annual    Restricted    Options     LTIP
Name & Principal             Salary     Bonus   Compensation   Stock        SARs      Payouts
         Position      Year    ($)       ($)          ($)      awards        (1)        ($)
         --------      ----    ---       ---          ---      ------        ---        ---
Dean Weber, CEO        2003  241,629      -            -           -          -          -
CEO                    2002  252,000      -            -           -          -          -
                       2001  246,098      -            -           -          -          -

Rahoul Sharan, CFO     2003   84,636       -           -           -          -          -
                       2002  142,500       -           -           -          -          -
                       2001  137,654       -           -           -          -          -

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

AMENDED AND RESTATED 1999 STOCK OPTION PLAN

Our Amended and Restated 1999 Stock Option Plan (the 1999 Plan) authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of December 31, 2001, our Board of Directors had reserved 3,000,000 shares for issuance under the 1999 Plan, of which 1,900,500 shares were subject to outstanding options and 1,099,500 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the Plan Administrator) administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of our Common Stock and promissory notes) in payment for the exercise price of options. The 1999 Plan was authorized by the Board of Directors and stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 6333 Greenwich Drive, Suite 240, San Diego, California 92122.

Shares Beneficially Owned (1)
    Name and Address of Beneficial Owner                        Number       Percent
    ------------------------------------                        ------       -------

    Dean Weber, CEO, President and Chairman of the Board (2)  5,558,000(3)     4.27%

    IVantage, Inc. (2)                                        1,600,200        1.23%

    Rahoul Sharan, CFO, Secretary, Treasurer and Director        60,000(4)      *

    Bradley J. Ammon, Director                                   75,000(5)      *

    Total securities held by officers and directors
      as a group (3 people):                                  5,693,000(9)     4.37%

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

         10.14 Ellis Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.15 Ellis Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.16 Bristol Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.17 Bristol Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

                CONSENTS OF EXPERTS AND COUNSEL

         23.1   Consent of independent auditors (filed herewith).

         23.2   Consent of legal counsel (see Exhibit 5).

         31.1 Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302

         31.2 Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302

         32.1 Certification of the Chief Executive Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports filed on Form 8-K: None

ITEM 14.

Audit Fees. The total fees billed to the Company by Stonefield Josephson, Inc. during 2003 was approximately $82,000. These fees pertained to the audit of the Company's annual financial statements for the year ended December 31, 2002 and quarterly Form 10-QSBs in 2003 along with various Registration Statements, all of which amounted to $77,000. In addition, tax fees amounted to $3,000 and all other fees amounted to $2,000. The estimated audit fee in 2004 for the year ended December 31, 2003 is expected to be approximately $30,000, quarterly Form 10-QSBs in 2004 of $21,000 and Tax Fees of $3,500. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Stonefield Josephson, Inc. for the fiscal years ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ONE VOICE TECHNOLOGIES, INC.

DATE:  MARCH 30, 2004             BY:     /S/ DEAN WEBER
                                       -------------------------------------
                                  DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                  ACTING CHIEF FINANCIAL OFFICER & DIRECTOR

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                           TITLE                         DATE

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         MARCH 30, 2004
-------------------------         AND DIRECTOR

DEAN WEBER

/S/ RAHOUL SHARAN                 CHIEF FINANCIAL OFFICER         MARCH 30, 2004
-------------------------         AND DIRECTOR
RAHOUL SHARAN

/S/ BRADLEY J. AMMON              DIRECTOR                        MARCH 30, 2004
-------------------------
BRADLEY J. AMMON