Form 10QSB
period 2004-03-31
ONE VOICE TECHNOLOGIES INC
filed 2004-05-17
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2004

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

As of April 28,2004, the registrant had 162,924,951 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                Page No.
                                                             --------

           Balance Sheets                                         3
           Statements of Operations                               4
           Statements of Cash Flows                               5
           Notes to Financial Statements                          7


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                                BALANCE SHEETS
                                     MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                        2004                2003
                                                                     (UNAUDITED)          (AUDITED)
                                                                     -----------          ---------
                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $     17,456       $     53,709
   Other receivables                                                           --            137,000
   Prepaid expenses                                                        38,277             37,698
                                                                     -------------      -------------

     Total current assets                                                  55,733            228,407

PROPERTY AND EQUIPMENT, net                                               190,621            214,351

OTHER ASSETS:
   Software licensing, net                                                  2,339              2,839
   Software development costs, net                                        302,546            393,857
   Deposits                                                                 1,957              9,926
   Trademarks, net                                                         32,911             47,668
   Patents                                                                 77,531             78,186

       Total assets                                                  $    663,638       $    975,234
                                                                     =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $  1,179,996       $    910,029

LONG-TERM DEBT:
   6.00% CONVERTIBLE NOTES PAYABLE                                         38,761             70,955
   7.75% CONVERTIBLE NOTES PAYABLE                                         33,224              6,957
   8.00% NOTE PAYABLE                                                     104,000            104,000
                                                                     -------------      -------------

       Total liabilities                                                1,355,981          1,091,941

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                              --                 --
   Common stock; $.001 par value, 250,000,000 shares
     authorized, 135,366,403 and 107,130,615 shares
     issued and outstanding in 2004 and 2003, respectively                135,366            107,131
   Additional paid-in capital                                          32,873,733         32,235,170
   Deficit accumulated during development stage                       (33,701,442)       (32,459,008)
                                                                     -------------      -------------

       Total stockholders' equity (deficit)                              (692,343)          (116,707)
                                                                     -------------      -------------

Total liabilities and stockholders' equity (deficit)                 $    663,638       $    975,234
                                                                     =============      =============

                                            See accompanying notes.


                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                 January 1, 1999
                                               For the Three Months Ended         (Inception) to
                                                        March 31,                     March 31,
                                                2004                2003                2004
                                           --------------      --------------      --------------
NET REVENUES                               $          --       $          --       $     700,321
COST OF REVENUES                                      --                  --             205,675
                                           --------------      --------------      --------------

GROSS PROFIT                                          --                  --             494,646

GENERAL AND ADMINISTRATIVE
   EXPENSES                                    1,242,434           1,431,407          34,196,088
                                           --------------      --------------      --------------

NET LOSS                                   $  (1,242,434)      $  (1,431,407)      $ (33,701,442)
                                           ==============      ==============      ==============

NET LOSS PER SHARE, basic and diluted      $        (.01)      $       (0.03)
                                           ==============      ==============

WEIGHTED AVERAGE SHARES
   OUTSTANDING,
   basic and diluted                         124,527,259          41,632,000
                                           ==============      ==============

                                       See accompanying notes.


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                               January 1, 1999
                                                              For the Three Months Ended        (Inception) to
                                                                      March 31,                    March 31,
                                                               2004               2003               2004
                                                           -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (1,242,434)      $ (1,431,407)      $(33,701,442)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                              150,440            183,237          3,987,237
     Loss on disposal of assets                                      --                 --             23,340
     Amortization of discount on note payable                   335,889            446,100          5,992,373
     Options issued in exchange for services                         --              3,638            459,393
     Warrants issued in exchange for services                        --                 --            221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Accounts receivable                                        137,000             29,846                 --
      Prepaid expenses                                             (596)            16,530            (38,277)
      Deposits                                                    7,969                 --             (1,957)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued expenses                      269,966            130,102          1,179,996
                                                           -------------      -------------      -------------

          Net cash used in operating activities                (341,766)          (621,910)       (21,877,687)
                                                           -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (1,777)            (7,737)        (1,430,797)
   Software licensing                                                --                 --         (1,145,222)
   Software development costs                                   (12,640)           (20,292)        (1,666,161)
   Trademarks                                                        --               (262)          (242,731)
   Patents                                                       (5,070)           (10,526)          (114,847)
   Loan fees                                                         --                 --           (200,000)
                                                           -------------      -------------      -------------

          Net cash used for investing activities                (19,487)           (38,817)        (4,799,858)
                                                           -------------      -------------      -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock, net                     --                 --         18,465,151
     Retirement of common stock, net                                 --                 --            (10,000)
     Proceeds from loans payable, officer-stockholder                --                 --           (200,000)
     Proceeds from loans payable                                     --                 --            304,000
     Proceeds from convertible note payable                     325,000                 --          8,135,850
                                                           -------------      -------------      -------------

          Net cash provided by financing activities             325,000                 --         26,695,001
                                                           -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH                                 (36,253)          (660,727)            17,456
CASH AND CASH EQUIVALENTS, beginning of period                   53,709            745,155                 --
                                                           -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                   $     17,456       $     84,428       $     17,456
                                                           =============      =============      =============


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                          STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (UNAUDITED)

                                                                                                     January 1, 1999
                                                                     For the Three Months Ended       (Inception) to
                                                                               March 31,                  March 31,
                                                                      2004               2003               2004
                                                                 ---------------   ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $             -   $             -    $        59,654
                                                                 ===============   ===============    ===============
  Income taxes paid                                              $           804   $           800    $         7,491
                                                                 ===============   ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                       $             -   $         3,638    $       377,993
                                                                 ===============   ===============    ===============
   Shares Issued for re-pricing of conversion rate               $             -   $             -    $       175,000
                                                                 ===============   ===============    ===============
   Common shares and warrants issued for
     settlement                                                  $             -   $             -    $       303,050
                                                                 ===============   ===============    ===============
   Warrants issued in connection with financing                  $             -   $             -    $     4,290,153
                                                                 ===============   ===============    ===============
   Beneficial conversion feature of convertible debt             $             -   $             -    $     3,657,750
                                                                 ===============   ===============    ===============
   Common stock issued in exchange for debt                      $       341,798   $       495,000    $     7,075,314
                                                                 ===============   ===============    ===============

                                                 See accompanying notes.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         One Voice Technologies, Inc. (the "Company") (formerly Conversational Systems, Inc.), a California corporation, was incorporated on April 8, 1999. The operations of the Company began in 1999.

         On June 22, 1999 pursuant to a Merger Agreement and Plan of Reorganization Dead On, Inc. exchanged 7,000,000 shares of common stock for 100% of the outstanding shares of common stock of Conversational Systems, Inc. The exchange has been accounted for as a reverse merger, under the purchase method of accounting. In July 1999, in contemplation of the merger between Dead On, Inc. and Conversational Systems, Inc., the Company repurchased and retired 10,000,000 shares of common stock. The combination and retirement of the common stock has been recorded as a recapitalization of stockholders' equity. Conversational Systems, Inc. was liquidated and Dead On, Inc changed its legal name to One Voice Technologies, Inc.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003.

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,242,434 during the three months ended March 31, 2004 and had an accumulated deficit of $33,701,442.The Company had negative working capital of $1,124,263 at March 31, 2004. Cash flows used for operations amounted to $341,766 for the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         REVENUE RECOGNITION:

         The Company recognizes revenues when earned in the period in which the service is provided or product shipped. Service and license fees are deferred and recognized over the life of the agreement.

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

(3)      NOTES PAYABLE:

         CONVERTIBLE NOTES PAYABLE:
         --------------------------

         Conversion of Debt
         ------------------

         During the three months ended March 31, 2004, approximately $342,000 of notes payable was converted into approximately 27,927,000 shares of the Company's common stock at an average conversion price of $0.023 per share.

         A summary of convertible notes payable is as follows:

                                      Due                    Principal      Unamortized                Net
                                     Date                     Amount            Discount             Balance
                               -----------------       ------------------   ----------------   ----------------
       Alpha Capital
         Akteingesellschaft    November 10, 2006       $          100,000   $       (61,239)   $        38,761

       La Jolla Cove
         Investors, Inc.       December 12, 2005                  217,500          (184,276)            33,224
                                                       ------------------   ----------------   ---------------

                                                       $          317,500   $      (245,515)   $        71,985
                                                       ==================   ================   ===============

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         NOTE PAYABLE:
         -------------

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with interest at 8.0% per annum, due on August 8, 2008. At March 31, 2004 and December 31, 2003 the balance on the note payable was $104,000, including a lending fee of 4% which is being amortized to interest expense over the term of the note.

(4)      COMMON STOCK:

         During the quarter ended March 31, 2004, $153,273 of the Alpha Capital Akteingesellschaft convertible note payable was converted at an average conversion price of $0.023 into 6,633,995 shares of the Company's common stock.

         During the quarter ended March 31, 2004, $55,000 of the Ellis Enterprise Limited convertible note payable was converted at an average conversion price of $0.023 into 2,364,575 of the Company's common stock.

         During the quarter ended March 31, 2004, $101,025 of the Bristol Investments Fund, Limited convertible note payable and related interest was converted at an average conversion price of $0.023 into 4,317,308 common shares.

         During the quarter ended March 31, 2004, La Jolla Cove Investors, Inc. exercised warrants to purchase 325,000 shares of common stock for cash in the amount of $325,000 and converted $32,500 of the 7.75% convertible note into 14,610,910 shares of common stock at an average exercise and conversion price of $0.024 per share.

(5)      INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

         Pro forma information regarding the effect on operations is required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:


                                                            For the Three Months Ended
                                                                     March 31,
                                                             2004                2003
                                                        ---------------   ---------------
         Net loss, as reported                          $    (1,242,434)  $    (1,431,407)
         Stock compensation                                     (21,663)         (120,000)
                                                        ----------------  ----------------
         Pro forma net loss                             $    (1,264,097)  $    (1,551,407)
                                                        ================  ================

         Basic and diluted historical loss per share    $         (0.01)  $         (0.03)
         Pro forma basic and diluted loss per share     $         (0.01)  $         (0.04)

(6)      SUBSEQUENT EVENTS:

         During April 2004, Alpha Capital Akteingesellschaft converted notes payable in the amount of $51,825 at an average conversion price of $0.0088 into 5,889,165 common shares.

         During April 2004, La Jolla Cove Investors, Inc. exercised warrants to purchase 325,000 shares of common stock for cash in the amount of $325,000 and converted $27,500 of the 7.75% convertible note at an average conversion price of $0.011 into 26,661,288 common shares.

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include Golden State Cellular, Warner Brothers and Disney with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC and Interactive Multimedia markets. Our solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers along with reseller channels for corporations with a mobile workforce. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We feel we are strongly positioned across these markets with our patented voice technology.

In the telecom sector, in February, 2004 we hired two sales executives to lead our telecom sales initiatives. Jack Johnson joined the company as Vice President of Telephony Sales and Rick Stone as Vice President of Telephony Business Development, North America. Both Jack and Rick have numerous years of telephony sales experience and a proven track record in the industry. Additionally, on April 26, 2004 we announced our first revenue generating wireless carrier contract with Golden State Cellular. This is a great opportunity for our company and it demonstrates the market readiness and demand for our MobileVoice(TM) product. We anticipate closing additional carrier contracts throughout the remainder of 2004.

In this quarter, we attended the CTIA Wireless 2004 tradeshow and exhibited at the Rural Cellular Association (RCA) tradeshow. At these shows, the company showed our industry leadership in voice recognition by demonstrating both our MobileVoice carrier product along with our Windows XP Media Center Communicator product and the seamless voice recognition and E-mail integration from both a mobile phone and from a PC. We displayed our vision of enabling both mobile phones and digital home entertainment systems with the ability to instantly communicate with friends, colleagues and family members, all by voice.

In May 2004, we announced that Microsoft demonstrated our soon to be released Media Center Communicator in their Windows Hardware Showcase at the 2004 Windows Hardware Engineering Conference (WinHEC). The Windows Hardware Showcase enabled visitors to see firsthand what the future holds for Windows-based solutions. We are proud to have been the only voice technology company showcased by Microsoft at this show.

Our Media Center Communicator, scheduled for release mid-summer 2004, seamlessly integrates with Windows XP Media Center Edition 2004 by adding a complete communications package including sending and reading E-mail, SMS Text Messaging to mobile phones, Instant Messaging, PC-to-Phone calling and a full-featured voice command user interface.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2004 and 2003.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                           For the Three Months Ended
                                                    March 31,
                                            2004                2003
                                       ---------------   ---------------

         Net revenues                  $            --   $            --

         Operating expenses                 (1,242,434)       (1,431,407)
                                       ----------------  ----------------

         Net loss                      $    (1,242,434)  $    (1,431,407)
                                       ================  ================

Discussion of the three months ended March 31, 2004 compared with the three months ended March 31, 2003.

There were no revenues for the three months ended March 31, 2004. There were no revenues for the three months ended March 31, 2003.

Operating expenses decreased to $1,242,000 for the three months ended March 31, 2004 from $1,431,000 for the same period in 2003. The decrease in operating expenses over the same quarter in 2003 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $277,000 for the three months ended March 31, 2004 as compared to $327,000 for the same period in 2003. The decrease in 2004 as compared to 2003 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses of $61,000 for the three months ended March 31, 2004 remained the same compared to period in 2003. Depreciation and amortization expenses decreased to $150,000 for the three months ended March 31, 2004 from $196,000 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to $345,000 in 2004, as compared to $451,000 in 2003, primarily due to a lack of financings and subsequent beneficial conversion features during the first quarter of 2004.

We had a net loss of $1,242,434, or basic and diluted net loss per share of $0.01, for the three months ended March 31, 2004 compared to $1,431,407, or basic and diluted net loss per share of $0.03, for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a negative working capital of $1,124,263 as compared to negative working capital of $428,302 at March 31, 2003.

Net cash used in operating activities was $341,766 for the quarter ended March 31, 2004 compared to $621,910 for the quarter ended March 31, 2003. We believe that our average monthly cash requirements approximate $200,000. From inception on January 1, 1999 to March 31, 2004, net cash used for operating activities was $21,877,687.

Net cash used for investing activities was $19,487 for the quarter ended March 31, 2004 compared to $38,817 for the quarter ended March 31, 2003. During the three months ended March 31, 2004, cash was primarily used for capitalized software development costs, patents and license. From inception on January 1, 1999 to March 31, 2004, net cash used for investing activities was $4,799,858.

Net cash provided by financing activities was $325,000 for the quarter ended March 31, 2004 compared to $0 for the quarter ended March 31, 2003. From inception on January 1, 1999 to March 31, 2004 net cash provided by financing activities was $26,695,001.

We incurred a net loss of $1,242,434 during the quarter ended March 31, 2004, and had an accumulated deficit of $33,701,442. Our losses through March 2004 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

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

As of March 31, 2004, the Company has been notified of potential claims aggregating $311,000. Management believes that it has adequate defense for such unsubstantiated claims. As of March 15, 2004, the Company has not devoted any substantial resources to defend these unsubstantiated claims. The aggregate of potential claims consists of the following: 1) an approximate $211,000.00 claim by Genuity Inc. that One Voice is responsible for cancellation fees despite Genuity's failure to deliver the agreed upon service. No lawsuit has been filed in this matter and no communication from Genuity has been received for approximately two years; 2) the remaining claims center primarily around cancellation charges related to trade show events. The only claim that has resulted in a lawsuit is for $38,000.00. Counsel for the plaintiff in that matter has not appeared at court hearings and has not answered discovery. Counsel for One Voice is inquiring whether the matter is still being pursued. No other potential claim has resulted in a lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending March 31, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

OPTION GRANTS

There were no option grants during the first quarter of 2004.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:

(a) Exhibits.

Exhibit Number               Description
--------------               -----------

31.1 Certification of the Chief Executive Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      No reports on Form 8-K were filed during the quarter ended March
         31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION

DATE:  MAY 17, 2004           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE: MAY 17, 2004             BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER