Form 10QSB
period 2004-06-30
ONE VOICE TECHNOLOGIES INC
filed 2004-08-16
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUG 16, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2004

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

As of August 4, 2004, the registrant had 222,790,662 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.                                           Page No.
                                                                        --------

           Balance Sheets                                                  F-3
           Statements of Operations                                        F-4
           Statements of Cash Flows                                        F-5
           Notes to Financial Statements                                   F-6

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           BALANCE SHEETS
                                JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                        2004              2003
                                                                     (UNAUDITED)        (AUDITED)
                                                                    -------------     -------------
                                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $    168,946      $     53,709
   Other receivables                                                       5,847           137,000
   Prepaid expenses                                                       47,882            37,698
                                                                    -------------     -------------

     Total current assets                                                222,675           228,407

PROPERTY AND EQUIPMENT, net                                              192,577           214,351

OTHER ASSETS:
   Software licensing, net                                                 1,837             2,839
   Software development costs, net                                       206,181           393,857
   Deposits                                                                2,157             9,926
   Trademarks, net                                                        22,856            47,668
   Patents, net                                                           73,449            78,186
                                                                    -------------     -------------


       Total assets                                                 $    721,732      $    975,234
                                                                    =============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $  1,159,909      $    910,029

LONG-TERM DEBT:
   6.00% convertible notes payable                                            --            70,955
   7.75% convertible notes payable                                        47,810             6,957
   8.00% note payable                                                    104,000           104,000
                                                                    -------------     -------------

       Total liabilities                                               1,311,719         1,091,941

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                             --                --
   Common stock; $.001 par value, 250,000,000 shares
     authorized, 205,939,600 and 107,130,615 shares
     issued and outstanding in 2004 and 2003, respectively               205,938           107,131
   Additional paid-in capital                                         33,948,248        32,235,170
   Deficit accumulated during development stage                      (34,744,173)      (32,459,008)
                                                                    -------------     -------------

       Total stockholders' equity (deficit)                             (589,987)         (116,707)
                                                                    -------------     -------------

Total liabilities and stockholders' equity (deficit)                $    721,732      $    975,234
                                                                    =============     =============

                                      See accompanying notes.

                                                F-3

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                              STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                                     January 1, 1999
                                  Three Months Ended                    Six Months Ended             (Inception) to
                          June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003      June 30, 2004
                          --------------     --------------     --------------     --------------     --------------
Revenues                  $          --      $          --      $          --      $          --      $     700,321
Cost of revenues                     --                 --                 --                 --            205,675
                          --------------     --------------     --------------     --------------     --------------

     Gross profit                    --                 --                 --                 --            494,646

General and
   administrative
   expenses                   1,042,697          1,469,690          2,285,154          2,901,097         35,238,808
                          --------------     --------------     --------------     --------------     --------------

     Net loss             $  (1,042,697)     $  (1,469,690)     $  (2,285,154)     $  (2,901,097)     $ (34,744,162)
                          ==============     ==============     ==============     ==============     ==============

Net loss per share,
   basic and diluted      $       (0.01)     $       (0.03)     $       (0.01)     $       (0.06)
                          ==============     ==============     ==============     ==============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted        199,064,000         51,880,000        153,097,000         45,870,000
                          ==============     ==============     ==============     ==============

                                               See accompanying notes.

                                                        F-4

                                       ONE VOICE TECHNOLOGIES, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                         STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                           January 1, 1999
                                                           For the Six Months Ended        (Inception) to
                                                                   June 30,                    June 30,
                                                            2004               2003             2004
                                                        -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $ (2,285,154)     $ (2,901,097)     $(34,744,162)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                           296,019           356,896         4,132,816
     Loss on disposal of assets                                   --                --            23,340
     Amortization of discount on note payable                471,908           944,308         6,128,410
     Options issued in exchange for services                      --            11,271           459,393
     Warrants issued in exchange for services                     --                --           221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Other receivable                                        131,153            29,846            (5,847)
      Prepaid expenses                                       (10,183)          (16,023)          (47,882)
      Deposits                                                 7,769            10,000            (2,157)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued expenses                   249,879           236,538         1,159,909
                                                        -------------     -------------     -------------

         Net cash used in operating activities            (1,138,609)       (1,328,261)      (22,674,530)
                                                        -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (28,675)          (18,784)       (1,457,695)
   Software licensing                                             --                --        (1,145,322)
   Software development costs                                (20,575)          (67,094)       (1,674,096)
   Trademarks                                                     --              (262)         (242,731)
   Patents                                                    (6,768)          (14,466)         (116,545)
   Loan fees                                                      --                --          (200,000)
                                                        -------------     -------------     -------------

          Net cash used in investing activities              (56,018)         (100,606)       (4,836,389)
                                                        -------------     -------------     -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock, net                  --                --        18,465,151
     Retirement of common stock, net                              --                --           (10,000)
     Payments on loans payable, officer-stockholder               --                --          (200,000)
     Proceeds from loans payable                                  --                --           304,000
     Proceeds from convertible note payable                       --           796,750         7,810,850
     Proceeds from warrant exercise                        1,309,864                --         1,309,864
                                                        -------------     -------------     -------------

          Net cash provided by financing activities        1,309,864           796,750        27,679,865
                                                        -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH                              115,237          (632,117)          168,946
CASH AND CASH EQUIVALENTS, beginning of period                53,709           745,155                --
                                                        -------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                $    168,946      $    113,038      $    168,946
                                                        =============     =============     =============

                                          See accompanying notes.

                                                    F-5

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF CASH FLOWS (CONTINUED)
                                                     (UNAUDITED)

                                                                                                     January 1, 1999
                                                                For the Six Months Ended             (Inception) to
                                                                        June 30,                        June 30,
                                                               2004                  2003                 2004
                                                         -----------------    -----------------    -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $             --     $             --     $         89,426
                                                         =================    =================    =================
  Income taxes paid                                      $            800     $            800     $          7,487
                                                         =================    =================    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services               $             --     $         11,271     $        377,993
                                                         =================    =================    =================
   Shares Issued for re-pricing of conversion rate       $             --     $             --     $        175,000
                                                         =================    =================    =================
   Common shares and warrants issued for
     settlement                                          $             --     $             --     $        303,050
                                                         =================    =================    =================
   Warrants issued in connection with financing          $             --     $         33,777     $      4,290,153
                                                         =================    =================    =================
   Beneficial conversion feature of convertible debt     $             --     $        631,209     $      3,657,750
                                                         =================    =================    =================
   Common stock issued in exchange for debt              $        490,901     $      1,102,215     $      7,223,417
                                                         =================    =================    =================

                                               See accompanying notes.

                                                         F-4

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION:

         One Voice Technologies, Inc. (the "Company") (formerly Conversational Systems, Inc.), a California corporation, was incorporated on April 8, 1999. The operations of the Company began in 1999.

         On June 22, 1999 pursuant to a Merger Agreement and Plan of Reorganization Dead On, Inc. exchanged 7,000,000 shares of common stock for 100% of the outstanding shares of common stock of Conversational Systems, Inc. The exchange has been accounted for as a reverse merger, under the purchase method of accounting. In July 1999, in contemplation of the merger between Dead On, Inc. and Conversational Systems, Inc., the Company repurchased and retired 10,000,000 shares of common stock. The combination and retirement of the common stock has been recorded as a recapitalization of stockholders' equity. Conversational Systems, Inc. was liquidated and Dead On, Inc. changed its legal name to One Voice Technologies, Inc.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ended December 31, 2004. The financial statements should be read in conjunction with the financial statements included in the annual report of One Voice Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003.

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,042,697 during the three months ended June 30, 2004 and had an accumulated deficit of $34,744,162.The Company had negative working capital of $937,234 at June 30, 2004. Cash flows used for operations amounted to $1,138,609 for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


(3)      NOTES PAYABLE:

         CONVERTIBLE NOTES PAYABLE:
         --------------------------

         Conversion of Debt
         ------------------

         During the six months ended June 30, 2004 approximately $490,901 of notes payable was converted into approximately 86,876,103 shares of the Company's common stock at an average conversion price of $0.01 per share.

         A summary of convertible notes payable is as follows:

                                          Due                 Principal         Unamortized              Net
                                          Date                 Amount             Discount             Balance
                                                          ----------------    ----------------    ----------------
         La Jolla Cove
         Investors, Inc.          December 12, 2005       $       172,128     $      (124,318)    $        47,810
                                                          ----------------    ----------------    ----------------

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         NOTE PAYABLE:

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with interest at 8.0% per annum, due on August 8, 2008. At June 30, 2004 and December 31, 2003 the balance on the note payable was $104,000, including a lending fee of 4% which is being amortized to interest expense over the term of the note.


(4)      COMMON STOCK:

         During the six months ended June 30, 2004, Ellis Enterprise Limited exercised warrants to purchase 2,198,734 shares of common stock for cash in the amount of $79,254 and its convertible note payable in the amount of $55,000 was converted at an average conversion price of $0.023 into 2,364,575 of the Company's common stock. During the six months ended June 30, 2004, Bristol Investments Fund, Limited exercised warrants to purchase 4,630,810 shares of common stock for cash in the amount of $216,429 and its convertible note payable in the amount of $101,025 and related interest was converted at an average conversion price of $0.023 into 4,317,308 common shares.

         During the six months ended June 30, 2004, the Alpha Capital Akteingesellschaft exercised warrants to purchase 3,897,469 shares of common stock for cash in the amount of $134,014 and its convertible note payable in the amount of $257,004 was converted at an average conversion price of $0.014 into 18,558,840 shares of the Company's common stock.

         During the six months ended June 30, 2004, La Jolla Cove Investors, Inc. exercised warrants to purchase 863,540 shares of common stock for cash in the amount of $863,540 and converted $77,872 of the 7.75% convertible note into 61,635,380 shares of common stock at an average exercise and conversion price of $0.001 per share.

         During the six months ended June 30, 2004, Greenwich Growth Fund Limited exercised warrants to purchase 58,334 shares of common stock for cash in the amount of $2,707.

         During the six months ended June 30, 2004, Stonestreet Capital exercised warrants to purchase 300,000 shares of common stock for cash in the amount of $13,920.

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

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                      Three Months Ended                     Six Months Ended
                                               June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                               --------------     --------------     --------------     --------------
Net loss, as reported                          $  (1,042,697)     $  (1,469,690)     $  (2,285,154)     $  (2,901,097)
Deduct: total stock based employee
   compensation expense determined
   under fair value based methods for
   all options, net of related tax effects           (15,723)          (121,827)           (37,386)          (245,529)
                                               --------------     --------------     --------------     --------------

Pro forma net loss                             $  (1,058,240)     $  (1,591,517)     $  (2,322,540)     $  (3,146,626)

Earnings per share:

   Basic - as reported                         $       (0.01)     $       (0.03)     $       (0.01)     $       (0.06)
                                               ==============     ==============     ==============     ==============
   Basic - pro forma                           $       (0.01)     $       (0.03)     $       (0.02)     $       (0.07)
                                               ==============     ==============     ==============     ==============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                             199,064,000         51,880,000        153,097,000         45,870,000
                                               ==============     ==============     ==============     ==============

                                                          F-10

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include Golden State Cellular, Panhandle Telephone, Montan Telecom, Tata Infotech, Telispire PCS, Warner Brothers and Disney with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC and Interactive Multimedia markets. Our solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Messages all by voice. We offer these solutions through both domestic and international wireless and wireline carriers along with reseller channels for corporations with a mobile workforce. We offer PC manufacturers the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly launch applications, websites, read and send E-mails and dictate letters. We feel we are strongly positioned across these markets with our patented voice technology.

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

Our Media Center Communicator, scheduled for release August 2004, seamlessly integrates with Windows XP Media Center Edition 2004 by adding a complete communications package including sending and reading E-mail, SMS Text Messaging to mobile phones, Instant Messaging, PC-to-Phone calling and a full-featured voice command user interface. In August 2004 we will launch our Communicator product, with select PC manufacturers, which will contain all the above communications features without voice commands, followed this fall with a deluxe Communicator product adding the voice command features. The fall release of our deluxe version will be timed with Microsoft's release of their next version of Windows XP Media Center.

In May 2004, we announced that Montan Telecom AG has signed a multi-year agreement with One Voice to offer the German language version of One Voice's MobileVoice service to Montan Telecom's subscribers in Germany, Austria and Liechtenstein. A launch date has not currently been set.

In May 2004, we announced that One Voice and Tata Infotech had entered into a strategic alliance for technology partnership and reselling of One Voice products in India. Pursuant to this alliance, Tata Infotech and One Voice will co-develop a customized version of One Voice's MobileVoice(TM) solution for use by wireless subscribers in India's telecom market. Additionally, Tata Infotech will act as a Value Added Reseller of One Voice's MobileVoice solution to telecom providers in India. We are currently working with Tata Infotech to evaluate modifications required to MobileVoice for English speaking Indian users.

In July 2004, we received a Notice of Allowance from the patent office in China regarding two of One Voice's patents entitled "Interactive User Interface Using Speech Recognition and Natural Language Processing" and "Network Interactive User Interface Using Speech Recognition and Natural Language Processing". These patents cover human-to-computer speech recognition and Natural Language Processing (NLP) on PC's, embedded and wireless devices. One Voice is now entering the final patent stage in China by filing the appropriate issuance documents and anticipates formal issuance in the coming months.

In July 2004, we announced that Telispire PCS has signed a multi-year contract with One Voice to offer One Voice's MobileVoice service to Telispire PCS subscribers. We are currently working with Telispire PCS to target their current customer base which includes major universities in California and Texas.

In August 2004, we announced that Panhandle Telephone Cooperative, Inc. (PTCI) has signed a multi-year contract with One Voice to offer One Voice's MobileVoice service to Panhandle Telephone's residential subscribers. Under this contract, PTCI will launch to all of its subscribers One Voice's voice-enabled alternative to directory assistance. This voice-enabled directory will be available from any PTCI telephone via a short code, for example #0, and is equivalent to having the entire local phone book available from your home, business or mobile telephone.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended June 30, 2004 and 2003.

               SELECTED STATEMENT OF OPERATIONS INFORMATION

                                           For the Three Months Ended
                                                   June 30,
                                            2004                2003
                                        ------------       ------------

         Net revenues                   $        --        $        --

         Operating expenses              (1,042,697)        (1,469,690)
                                        ------------       ------------

         Net loss                       $(1,042,697)       $(1,469,690)
                                        ============       ============


SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003.

There were no revenues for the three months ended June 30, 2004. There were no revenues for the three months ended June 30, 2003.

Operating expenses decreased to $1,042,697 for the three months ended June 30, 2004 from $1,469,690 for the same period in 2003. The decrease in operating expenses over the same quarter in 2003 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $307,838 for the three months ended June 30, 2004 as compared to $332,254 for the same period in 2003. The decrease in 2004 as compared to 2003 arose primarily from the decreased labor force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses decreased to $60,247 for the three months ended June 30, 2004 as compared to $84,873 for the same period in 2003. Depreciation and amortization expenses decreased to $145,578 for the three months ended June 30, 2004 from $173,658 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to $126,536 in 2004, as compared to $500,726 in 2003, primarily due to a lack of financings and subsequent beneficial conversion features during the second quarter of 2004.

We had a net loss of $1,042,697, or basic and diluted net loss per share of $0.01, for the three months ended June 30, 2004 compared to $1,469,690, or basic and diluted net loss per share of $0.03, for the same period in 2003.

SIX MONTH PERIOD IN 2004 COMPARED WITH SIX MONTH PERIOD IN 2003.

Net revenues totaled $0 for the six months ended June 30, 2004. Net revenues totaled $0 for the six months ended June 30, 2003.

Operating expenses decreased to $2,285,154 for the six months ended June 30, 2004 ("2004 Period") from $2,901,097 for six months ended June 30, 2003 ("2003
Period"). The net decrease in operating expenses over the 2003 Period was a direct result of the decreased non-cash interest expense associated with debt financings being offset by all other expense categories, which decreased for the period as compared to the year prior. Non-cash interest expense decreased to $471,341 for the 2004 Period, as compared to $951,509 for the 2003 Period.

Salary and wage expense decreased to $584,610 for the 2004 Period as compared to $659,622 for the 2003 Period. Legal fees and consulting expenses decreased to $121,683 for the 2004 Period from $145,638 for the 2003 Period. Depreciation and amortization expenses decreased to $296,019 for the 2004 Period from $369,747 for the 2003 Period.

We had a net loss of $2,285,154 or basic and diluted net loss per share of $0.01 for the six months ended June 30, 2004 compared to $2,901,097 or basic and diluted net loss per share of $0.06 for the same period in 2003.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a negative working capital of $924,234 as compared to negative working capital of $461,016 in the 2003 Period.

Net cash used in operating activities was $1,138,609 for the 2004 Period compared to $1,328,261 for 2003 Period. We believe that our average monthly cash requirements approximate $200,000. From inception on January 1, 1999 to June 30, 2004, net cash used for operating activities was $22,674,530.

Net cash used for investing activities was $56,018 for the 2004 Period compared to $100,606 for the 2003 Period. During the three months ended June 30, 2004, cash was primarily used for equipment purchases and software development costs. From inception on January 1, 1999 to June 30, 2004, net cash used for investing activities was $4,836,389.

Net cash provided by financing activities was $1,309,864 for 2004 Period when compared to $796,750 for the 2003 Period. From inception on January 1, 1999 to June 30, 2004 net cash provided by financing activities was $27,679,865.

We incurred a net loss of $2,285,154 during the 2004 Period, and had an accumulated deficit of $34,744,173. Our losses in the 2004 Period include interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

Cash flow from sales began in the first quarter 2002. There have been no material cash flows from sales during the current quarter.

We anticipate maintaining a cash balance through our financial partner that will sustain operations up to December 2004. We continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001, until we are operating at breakeven. The losses through the year ended December 31, 2003 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of August 16, 2004, the Company has been notified of potential claims aggregating $2,600,000. As of August 16, 2004, the Company has not devoted any substantial resources to defend these unsubstantiated claims. The aggregate of potential claims consists of the following: 1) an approximate $211,000.00 claim by Genuity Inc. that One Voice is responsible for cancellation fees despite Genuity's failure to deliver the agreed upon service. No lawsuit has been filed in this matter and no communication from Genuity has been received for approximately two years; 2) the remaining claim is by La Jolla Cove Investors for $2.4 million in damages. La Jolla Cove is the entity that holds convertible debentures related to past financings. La Jolla Cove contends that One Voice failed to honor conversion notices resulting in damages. It has been explained to La Jolla Cove that there is an ambiguity on the date of One Voice's conversion obligation and that damages are speculative. A part of that dispute has been resolved by One Voice's agreement to register shares to honor the past conversion notice. A lawsuit was filed but is being stayed by stipulation while the parties work out a resolution. It is difficult to access the potential liability or likelihood of success of such a claim. It does appear that a resolution involving registration of additional stock in favor of La Jolla Cove is probable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2002 and ending June 30, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

On December 12, 2003 the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. for the issuance of a 7.75% convertible debenture in the aggregate amount of $250,000. The note bears interest at 7.75% (effective interest rate in excess of 100% on the aggregate amount), matures on December 12, 2005, and are convertible into the Company's common stock, at the holder's option, at the lower of (i) $0.25 or (ii) eighty percent (80%) of the average of the three lowest volume weighted average prices during the twenty
(20) trading days prior to holder's election to convert. In addition, the company issued an aggregate of 2,500,000 warrants to the investors. The warrants are exercisable until December 12, 2006 at a purchase price of $1.00 per share. Beginning in the first calendar month after the registration statement is declared effective; holder shall convert at least 7%, but no more than 15% of the face value of the debenture per calendar month into common shares of the company. The 15% monthly maximum amount shall not be applicable if the current market price of the common stock at anytime during the applicable month is higher than the current market price of the common stock on the closing date. Net proceeds amounted to approximately $237,000, net of debt issue cash cost of $13,000. The relative value (limited to the face amount of the debt) of all the warrants of $18,030 using Black Scholes option pricing model and the beneficial conversion feature of approximately $231,970 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

OPTION GRANTS

There were no option grants during the second quarter of 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) A Form 8-K was filed on April 19, 2004 regarding a change in accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  AUG 16, 2004           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE:  AUG 16, 2004           BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER