Form 10QSB/A
period 2004-06-30
ONE VOICE TECHNOLOGIES INC
filed 2004-09-03
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEP 3, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

REASON FOR AMENDMENT

- Common stock subscribed in the amount of $72,000 has been reclassified from additional paid in capital and included in stockholders' deficit as a separate line item,. This change had no impact on previously reported results of operations or stockholders' deficit.

- Notes to the financial statements, Note 6 Subsequent Events has been updated to include disclosure of an Interim Settlement Agreement and Addendum to Interim Settlement Agreement dated July 29, 2004 and August 13, 2004, respectively and the sale of debt securities pursuant to a Security Purchase Agreement dated August 19, 2004.

PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.                                           Page No.
                                                                        --------

           Balance Sheets                                                  F-3
           Statements of Operations                                        F-4
           Statements of Cash Flows                                        F-5
           Notes to Financial Statements                                   F-6

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           BALANCE SHEETS
                                JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                        2004              2003
                                                                     (UNAUDITED)        (AUDITED)
                                                                    -------------     -------------
                                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $    168,946      $     53,709
   Other receivables                                                       5,847           137,000
   Prepaid expenses                                                       47,882            37,698
                                                                    -------------     -------------

     Total current assets                                                222,675           228,407

PROPERTY AND EQUIPMENT, net                                              192,577           214,351

OTHER ASSETS:
   Software licensing, net                                                 1,837             2,839
   Software development costs, net                                       206,181           393,857
   Deposits                                                                2,157             9,926
   Trademarks, net                                                        22,856            47,668
   Patents, net                                                           73,449            78,186
                                                                    -------------     -------------


       Total assets                                                 $    721,732      $    975,234
                                                                    =============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $  1,159,909      $    910,029

LONG-TERM DEBT:
   6.00% convertible notes payable                                            --            70,955
   7.75% convertible notes payable                                        47,810             6,957
   8.00% note payable                                                    104,000           104,000
                                                                    -------------     -------------

       Total liabilities                                               1,311,719         1,091,941

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                             --                --
   Common stock; $.001 par value, 250,000,000 shares
     authorized, 205,939,600 and 107,130,615 shares
     issued and outstanding in 2004 and 2003, respectively               205,938           107,131
   Common stock subscribed (8,425,000 shares to be issued)                72,000
   Additional paid-in capital                                         33,876,248        32,235,170
   Deficit accumulated during development stage                      (34,744,173 )      (32,459,008)
                                                                    -------------     -------------

       Total stockholders' equity (deficit)                             (589,987)         (116,707)
                                                                    -------------     -------------

Total liabilities and stockholders' equity (deficit)                $    721,732      $    975,234
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

                                                F-3

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                              STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                                     January 1, 1999
                                  Three Months Ended                    Six Months Ended             (Inception) to
                          June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003      June 30, 2004
                          --------------     --------------     --------------     --------------     --------------
Revenue                  $          --      $          --      $          --      $          --      $     700,321
Cost of revenue                     --                 --                 --                 --            205,675
                          --------------     --------------     --------------     --------------     --------------

     Gross profit                    --                 --                 --                 --            494,646

General and
   administrative
   expenses                   1,042,697          1,469,690          2,285,154          2,901,097         35,238,808
                          --------------     --------------     --------------     --------------     --------------

     Net loss             $  (1,042,697)     $  (1,469,690)     $  (2,285,154)     $  (2,901,097)     $ (34,744,162)
                          ==============     ==============     ==============     ==============     ==============

Net loss per share,
   basic and diluted      $       (0.01)     $       (0.03)     $       (0.01)     $       (0.06)
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

                                                         F-6

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

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,042,697 during the three months ended June 30, 2004 and had an accumulated deficit of $34,744,162. The Company had negative working capital of $937,234 at June 30, 2004. Cash flows used for operations amounted to $1,138,609 for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing (See Subsequent Events). Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5)      SUBSEQUENT EVENTS:

Securities Purchase Agreement

In August 2004 the Company entered into a Securities Purchase Agreement and issued $700,000 of 7% convertible notes to four stockholders. The notes are due in August 2007. The notes are convertible into shares of common stock at a conversion price of the lower of $0.086 per share or 80% of the average of the three lowest closing bid prices for shares of the common stock for the 30 trading days before, but not including the conversion date. The Company may not redeem the notes prior to their maturity in August 2007 without the consent of the holders. In addition, the Company issued Class A warrants to purchase 3,531,887 shares of common stock at an exercise price of $0.0935 per share and Class B warrants to purchase 3,531,887 of common stock at an exercise price of $0.10625 per share. The warrants expire five years from the date of issuance. Disclose the value of the warrants, BCF, cash cost and effective interest rate. Also disclose the assumptions for the black scholes fair value computation. Please disclose that this agreement requires registration of underlying common stock upon conversion of the debt securities or exercise of the warrants granted.

Settlement

The Company entered into an Interim Settlement Agreement and Addendum to Interim Settlement Agreement with La Jolla Cove Investors, Inc. on July 29, 2004 and August 13, 2004, respectively without accepting or denying any wrongdoing. The settlement was a result of a lawsuit filed by La Jolla Cove Investors which asserted that the Company failed to honor certain conversion terms of the December 12, 2003 debenture agreement. In connection with the 7 3/4% convertible debenture, dated December 12, 2003, a May 12, 2004 conversion notice in the amount of $7,200 was converted into 8,353,531 unregistered shares of common stock July 28, 2004. In addition, the Company issued 72,000 "unregistered" shares of common stock July 30, 2004 for the exercise of 72,000 warrants (based on a warrant exercise notice dated May 12, 2004). The warrants have an exercise price of $1.00 per share. According to the terms of the Interim Settlement Agreement, La Jolla Cove Investors, Inc. will issue a second conversion notice effective May 12, 2004, converting $7,200 into 8,353,531 of unregistered shares of common stock and exercise warrants to purchase 72,000 unregistered shares of common stock for cash in the amount of $72,000. The difference between the terms of the original conversion agreement and the terms of the second conversion agreement under the Interim Settlement Agreement are immaterial and accordingly, no expense has been recognized. The Interim Settlement Agreement and Addendum to Interim Settlement Agreement are subject to subsequent registration of the 16,851,062 unregistered shares of the Company's common stock.

On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887 Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds will amount to approximately $621,000, net of debt issue cash cost of $79,000. Pursuant to this offering, the Company has already received $621,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a negative working capital of $937,234 as compared to negative working capital of $681,622 as of December 31,2003.

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

We incurred a net loss of $2,285,154 during the 2004 Period, and had an accumulated deficit of $34,744,162. Our losses in the 2004 Period include interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our debt and equity securities have allowed us to maintain a positive cash flow balance from financing activities.

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

The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, that deficiencies caused our disclosure controls and procedures not to be effective at a reasonable assurance level. Our Chief Executive Officer and Chief Financial Officer, determined that there was a "material weakness," or a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions, in our internal controls relating to the flow of certain information and our disclosure of subsequent events.

Our management agreed to implement remedial measures to identify and rectify past disclosure deficiencies and to prevent the situation that resulted in the need to amend the June 30, 2004 Form 10-QSB from reoccurring. To this end, we have initially enhanced communication processes to provide more timely communication of events or transactions that may require adjustment to, or disclosure in the financial statements included in our filings. We are continuing to monitor these processes to further enhance our procedures as may be necessary. This process is also supported by additional levels of management and senior management review.

Management believes that the immediate enhancements to the controls and procedures adequately address the initial conditions identified by its review. We are continuing to monitor the effectiveness of our enhanced internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted above, that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

               ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  SEP 3, 2004           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE:  SEP 3, 2004           BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER