Form 10QSB
period 2004-09-30
ONE VOICE TECHNOLOGIES INC
filed 2004-11-16
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUG 16, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 8, 2004, the registrant had 224,943,088 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                  Page No.
                                                            -----------

           Balance Sheets                                           F-3
           Statements of Operations                                 F-4
           Statements of Cash Flows                                 F-5
           Notes to Financial Statements                            F-7


                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                                BALANCE SHEETS
                                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                          2004               2003
                                                                       (UNAUDITED)         (AUDITED)
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $       122,271     $       53,709
   Other receivables                                                          6,274            137,000
   Prepaid expenses                                                          58,993             37,698
                                                                    ----------------    ---------------

     Total current assets                                                   187,538            228,407

PROPERTY AND EQUIPMENT, net                                                 182,129            214,351

OTHER ASSETS:
   Software licensing, net                                                    1,336              2,839
   Software development costs, net                                          102,961            393,857
   Deposits                                                                   2,157              9,926
   Trademarks, net                                                           17,182             47,668
   Patents, net                                                              87,270             78,186
                                                                    ----------------    ---------------

       Total assets                                                 $       580,573     $      975,234
                                                                    ================    ===============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $     1,301,993     $      910,029

LONG-TERM DEBT:
   6.00% convertible notes payable                                               --             70,955
   7.00% convertible notes payable                                           28,225                 --
   7.75% convertible notes payable                                           64,126              6,957
   8.00% note payable                                                       104,000            104,000
                                                                    ----------------    ---------------

       Total liabilities                                                  1,498,344          1,091,941

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                                 -                 --
   Common stock; $.001 par value, 250,000,000 shares
     authorized, 222,790,662 and 107,130,615 shares
     issued and outstanding in 2004 and 2003, respectively                  222,790            107,131
   Additional paid-in capital                                            34,625,951         32,235,170
   Deficit accumulated during development stage                         (35,766,512)       (32,459,008)
                                                                    ----------------    ---------------

       Total stockholders' equity (deficit)                                (917,771)          (116,707)
                                                                    ----------------    ---------------

Total liabilities and stockholders' equity (deficit)                $       580,573     $      975,234
                                                                    ================    ===============

                                            See accompanying notes.


                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                                  January 1, 1999
                                 Three Months Ended                  Nine Months Ended             (Inception) to
                          Sept 30, 2004     Sept 30, 2003     Sept 30, 2004     Sept 30, 2003      Sept 30, 2004
                          -------------     -------------     -------------     -------------      -------------
Revenues                  $      2,060      $     50,000      $      2,060      $     50,000       $    702,381
Cost of revenues                 1,930             6,000             1,930             6,000            207,605
                          -------------     -------------     -------------     -------------      -------------

     Gross profit                  130            44,000               130            44,000            494,776
                          -------------     -------------     -------------     -------------      -------------

General and
   administrative
   expenses                  1,022,471         1,699,466         3,307,623         4,600,565         36,261,277
                          -------------     -------------     -------------     -------------      -------------

     Net loss             $ (1,022,341)     $ (1,655,466)     $ (3,307,493)     $ (4,556,565)      $(35,766,501)
                          =============     =============     =============     =============      =============

Net loss per share,
   basic and diluted      $      (0.01)     $      (0.02)     $      (0.02)     $      (0.08)
                          =============     =============     =============     =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted       217,587,000        80,350,000       174,775,000        53,974,000
                          =============     =============     =============     =============

                                                 See accompanying notes.


                                                   ONE VOICE TECHNOLOGIES, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                     STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                         January 1, 1999
                                                                         For the Nine Months Ended       (Inception) to
                                                                               September 30,              September 30,
                                                                        2004                 2003             2004
                                                                 ------------------   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $       (3,307,493)  $    (4,556,565)   $   (35,766,501)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                                          438,026           511,071          4,274,823
     Loss on disposal of assets                                                   -                 -             23,340
     Amortization of discount on note payable                               530,846         1,809,301          6,187,347
     Options issued in exchange for services                                      -            12,543            459,393
     Warrants issued in exchange for services                                     -                 -            221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Other receivable                                                       130,726           (20,112)            (6,274)
      Prepaid expenses                                                      (21,296)           13,479            (58,993)
      Deposits                                                                7,769             9,975             (2,157)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued expenses                                  391,964           337,326          1,301,993
                                                                 -------------------  ----------------   ----------------

         Net cash used in operating activities                           (1,829,458)       (1,882,982)       (23,365,379)
                                                                 -------------------  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (43,007)          (12,977)        (1,472,027)
   Software licensing                                                             -                 -         (1,145,322)
   Software development costs                                               (22,080)          (70,481)        (1,675,601)
   Trademarks                                                                     -              (262)          (242,731)
   Patents                                                                  (26,915)          (35,312)          (136,692)
   Loan fees                                                                      -                 -           (200,000)
                                                                 -------------------  ----------------   ----------------

          Net cash used in investing activities                             (92,002)         (119,032)        (4,872,373)
                                                                 -------------------  ----------------   ----------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock, net                                  -                 -         18,465,151
     Retirement of common stock, net                                              -                 -            (10,000)
     Payments on loans payable, officer-stockholder                               -                 -           (200,000)
     Proceeds from loans payable                                                  -           100,000            304,000
     Proceeds from convertible note payable                                 620,975         1,312,750          8,431,825
     Proceeds from warrant exercise                                       1,369,047                            1,369,047
                                                                 -------------------  ----------------   ----------------

          Net cash provided by financing activities                       1,990,022         1,412,750         28,360,023
                                                                 -------------------  ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                              68,562          (589,264)           122,271
CASH AND CASH EQUIVALENTS, beginning of period                               53,709           745,155                  -
                                                                 -------------------  ----------------   ----------------

CASH AND CASH EQUIVALENTS, end of period                         $          122,271   $       155,891    $       122,271
                                                                 ===================  ================   ================

                                                  See accompanying notes.

                                                               F-5





                                                   ONE VOICE TECHNOLOGIES, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                               STATEMENTS OF CASH FLOWS (CONTINUED)
                                                            (UNAUDITED)

                                                                                                         January 1, 1999
                                                                         For the Nine Months Ended       (Inception) to
                                                                               September 30,              September 30,
                                                                        2004                 2003             2004
                                                                 ------------------   ---------------    ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $           56,497   $        31,510    $        62,320
                                                                 ==================   ===============    ===============
  Income taxes paid                                              $              800   $           800    $         7,487
                                                                 ==================   ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services                       $                -   $        12,543    $       377,933
                                                                 ==================   ===============    ===============
   Shares Issued for re-pricing of conversion rate               $                -   $             -    $       175,000
                                                                 ==================   ===============    ===============
   Common shares and warrants issued for
     settlement                                                  $                -   $                  $       303,050
                                                                 ==================   ===============    ===============
   Warrants issued in connection with financing                  $          322,793   $       197,471    $     4,612,946
                                                                 ==================   ===============    ===============
   Beneficial conversion feature of convertible debt             $          298,182   $       823,403    $     3,955,962
                                                                 ==================   ===============    ===============
   Common stock issued in exchange for debt                      $          505,301   $     2,341,990    $     7,238,817
                                                                 ==================   ===============    ===============


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

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,022,341 during the three months ended September 30, 2004 and had an accumulated deficit of $35,766,512.The Company had negative working capital of $1,114,455 at September 30, 2004. Cash flows used for operations amounted to $1,770,275for the nine months ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3)      NOTES PAYABLE:

         CONVERTIBLE NOTES PAYABLE:
         --------------------------

         On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887 Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds will amount to approximately $621,000, net of debt issue cash cost of $79,000. Pursuant to this offering, the Company has already received $621,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, unamortized debt issue costs are charged to expense.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3)      NOTES PAYABLE, CONTINUED:

         Conversion of Debt
         ------------------

         During the nine months ended September 30, 2004 approximately $505,301 of notes payable were converted into approximately 103,727,165 shares of the Company's common stock at an average conversion price of $0.01 per share.

         A summary of convertible notes payable is as follows:

                                                Due                    Principal        Unamortized             Net
                                               Date                     Amount            Discount            Balance
                                         -----------------       -------------------  ----------------   ----------------
         La Jolla Cove
         Investors, Inc.                 December 12, 2005       $          157,728   $       (93,602)   $        64,126
                                                                 ------------------   ----------------   ---------------

         Alpha Capital
         Aktiengesellschaft               August 18, 2007        $          350,000   $      (335,887)   $        14,113
                                                                 ------------------   ----------------   ---------------

         Whalehaven
         Capital, LP                      August 18, 2007        $          125,000   $      (119,960)   $         5,040
                                                                 ------------------   ----------------   ---------------

         Whalehaven Fund
         Limited                          August 18, 2007        $          125,000   $      (119,960)   $         5,040
                                                                 ------------------   ----------------   ---------------

         Greenwich Growth
         Fund Limited                     August 18,2007         $          100,000   $       (95,968)   $         4,032
                                                                 ------------------   ----------------   ---------------

         NOTE PAYABLE:
         -------------

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with interest at 8.0% per annum, due on August 8, 2008. At September 30, 2004 and December 31, 2003 the balance on the note payable was $104,000, including a lending fee of 4% which is being amortized to interest expense over the term of the note.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4)      COMMON STOCK:

         During the nine months ended September 30, 2004, Ellis Enterprise Limited exercised warrants to purchase 2,198,734 shares of common stock for cash in the amount of $79,254 and its convertible note payable in the amount of $55,000 was converted at an average conversion price of $0.023 into 2,364,575 of the Company's common stock.
         During the nine months ended September 30, 2004, Bristol Investments Fund, Limited exercised warrants to purchase 4,630,810 shares of common stock for cash in the amount of $216,429 and its convertible note payable in the amount of $101,025 and related interest was converted at an average conversion price of $0.023 into 4,317,308 common shares.

         During the nine months ended September 30, 2004, the Alpha Capital Akteingesellschaft exercised warrants to purchase 3,897,469 shares of common stock for cash in the amount of $134,014 and its convertible note payable in the amount of $257,004 was converted at an average conversion price of $0.014 into 18,558,840 shares of the Company's common stock.

         During the nine months ended September 30, 2004, La Jolla Cove Investors, Inc. exercised warrants to purchase 922,720 shares of common stock for cash in the amount of $922,720 and converted $92,272 of the 7.75% convertible note into 78,427,262 shares of common stock at an average exercise and conversion price of $0.001 per share.

         During the nine months ended September 30, 2004, Greenwich Growth Fund Limited exercised warrants to purchase 58,334 shares of common stock for cash in the amount of $2,707.

         During the nine months ended September 30, 2004, Stonestreet Capital exercised warrants to purchase 300,000 shares of common stock for cash in the amount of $13,920.

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

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                       Three Months Ended                       Nine Months Ended
                                            Sept. 30, 2004         Sept. 30, 2003   Sept. 30, 2004       Sept. 30, 2003
                                            --------------         --------------   --------------       --------------
Net loss, as reported                           $  (1,022,341)      $  (1,655,466)      $  (3,307,493)     $  (4,556,565)
Deduct: total stock based employee
   compensation expense determined
   under fair value based methods for
   all options, net of related tax effects             (7,600)            (97,600)            (45,600)          (360,000)
                                                --------------      --------------      --------------     --------------

Pro forma net loss                              $  (1,029,941)      $  (1,753,066)      $  (3,353,093)     $  (4,916,565)

Earnings per share:

   Basic - as reported                          $       (0.01)      $       (0.02)      $       (0.02)     $       (0.08)
                                                ==============      ==============      ==============     ==============
   Basic - pro forma                            $       (0.01)      $       (0.03)      $       (0.02)     $       (0.09)
                                                ==============      ==============      ==============     ==============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                              217,587,000          80,350,000       174,775,,000          53,974,000
                                                ==============      ==============      ==============     ==============

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
ABS Computer Technologies, Golden State Cellular, Inland Cellular, Montan Telecom, Niveus Media, Panhandle Telephone Cooperative, San Diego State University, Tata Infotech, Telispire PCS, Walt Disney Internet Group, Warner Home Video and West Central Wireless with strong technology and business partnerships with Philips Electronics and IBM. Based on our patented technology, One Voice offers voice solutions for the Telecom, Enterprise, PC and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC OEM's the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

Since the beginning of 2004, One Voice has made solid progress in closing deals with telecom carriers and PC OEM's. All of these contracts are revenue bearing and we will begin seeing revenue generated once our products are sold-through to our customer's subscriber base. We anticipate revenue to begin before year-end starting with the upcoming launch of our MobileVoice(TM) product by Golden State Cellular who is targeting a launch date on November 20, 2004. The Golden State Cellular launch will be followed quickly by similar launches from Inland Cellular to their subscribers, which is targeted for November 26, 2004 and with West Central Wireless, which we anticipate their subscriber launch in December, 2004. These three carrier launches of our MobileVoice product show the commercial readiness along with the start of revenue generation from our MobileVoice product.

Additionally, since the beginning of 2004 One Voice has been awarded two patents in China and two patents covering 18 European countries. These patents extend our Intellectual Property (IP) coverage from the United States, Australia, China and throughout Europe giving us added protection of our unique technology.

We are very excited to have been selected by Microsoft in May 2004 to be showcased in their Windows Hardware Showcase at the 2004 Windows Hardware Engineering Conference (WinHEC). At WinHEC, Microsoft demonstrated our Media Center Communicator product running on their Windows XP Media Center Edition 2004 operating system. Since Microsoft's recent, October 12, 2004, launch of their updated Windows XP Media Center Edition 2005 product, One Voice is finalizing our Media Center Communicator product to work with this update to Windows XP Media Center 2005. Our Communicator product, to be introduced in late November 2004, will add voice-recognition capabilities to the Windows XP Media Center 2005 product.

In summary, since the beginning of 2004 One Voice has closed 9 revenue-bearing deals and we will begin seeing additional revenue generated starting with the upcoming launch by Golden State Cellular and quickly followed by Inland Cellular and West Central Wireless. We were selected by Microsoft to showcase voice recognition at their WinHEC conference. We were also selected by Tata Infotech, a leading Indian IT company and part of the Tata Group, India's most trusted and best-known industrial group, to co-develop a customized MobileVoice solution for the high growth Indian telecom market. We are finalizing our Media Center Communicator product to add voice recognition to the Windows XP Media Center operating system. We continue to work hard to launch our products and we are committed to building shareholder value in our company.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended September 30, 2004 and 2003.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                            For the Three Months Ended
                                                   September 30,
                                              2004                2003
                                        ----------------   ---------------

         Gross profit                   $            130   $        44,000

         Operating expenses                   (1,022,471)       (1,699,466)
                                        -----------------  ----------------

         Net loss                       $     (1,022,341)  $    (1,655,466)
                                        =================  ================

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003.

Revenues amounted to $2,060 and $50,000 for the three months ended September 30, 2004 and 2003, respectively.

Operating expenses decreased to $1,022,471 for the three months ended September 30, 2004 from $1,699,466 for the same period in 2003. The decrease in operating expenses over the same quarter in 2003 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $303,909 for the three months ended September 30, 2004 as compared to $268,225 for the same period in 2003. The increase in 2004 as compared to 2003 arose primarily from an increase in our sales force, which we have restructured to accommodate our new direction into the telecom, telematics and TV/Internet appliance initiatives. Legal and consulting expenses increased to $80,616 for the three months ended September 30, 2004 as compared to $52,579 for the same period in 2003. Depreciation and amortization expenses decreased to $142,008 for the three months ended September 30, 2004 from $159,983 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and software development. Interest expense, which includes the amortization of the discount on notes payable decreased to $71,109 in 2004, as compared to $874,394 in 2003, primarily due to a lack of financings and subsequent beneficial conversion features during the third quarter of 2004.

We had a net loss of $1,022,341, or basic and diluted net loss per share of $0.01, for the three months ended September 30, 2004 compared to $1,655,466, or basic and diluted net loss per share of $0.02, for the same period in 2003.

NINE MONTH PERIOD IN 2004 COMPARED WITH NINE MONTH PERIOD IN 2003.

Revenues amounted to $2,060 and $50,000 for the nine months ended September 30, 2004 and 2003, respectively.

Operating expenses decreased to $3,307,623 for the nine months ended September 30, 2004 ("2004 Period") from $4,600,565 for nine months ended September 30, 2003 ("2003 Period"). The net decrease in operating expenses over the 2003 Period was a direct result of the decreased non-cash interest expense associated with debt financings being offset by all other expense categories, which decreased for the period as compared to the year prior. Interest expense, which includes the amortization of the discount on notes payable decreased to $542,450 for the 2004 Period, as compared to $1,809,301 for the 2003 Period. Salary and wage expense decreased to $888,519 for the 2004 Period as compared to $927,847 for the 2003 Period. Legal fees and consulting expenses increased to $189,659 for the 2004 Period from $192,217 for the 2003 Period. Depreciation and amortization expenses decreased to $438,026 for the 2004 Period from $511,071 for the 2003 Period.

We had a net loss of $3,307,493 or basic and diluted net loss per share of $0.02 for the nine months ended September 30, 2004 compared to $4,556,565 or basic and diluted net loss per share of $0.08 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a negative working capital of $1,114,455 as compared to negative working capital of $498,487 in the 2003 Period.

Net cash used in operating activities was $1,829,458 for the 2004 Period compared to $1,882,982 for 2003 Period. We believe that our average monthly cash requirements approximate $230,000. From inception on January 1, 1999 to September 30, 2004, net cash used for operating activities was $23,365,379.

Net cash used for investing activities was $92,002 for the 2004 Period compared to $119,032 for the 2003 Period. During the three months ended September 30, 2004, cash was primarily used for equipment purchases and software development costs. From inception on January 1, 1999 to September 30, 2004, net cash used for investing activities was $4,872,373.

Net cash provided by financing activities was $1,990,022 for 2004 Period when compared to $1,412,750 for the 2003 Period. From inception on January 1, 1999 to September 30, 2004 net cash provided by financing activities was $28,360,023.

We incurred a net loss of $3,307,493 during the 2004 Period, and had an accumulated deficit of $35,766,501. Our losses in the 2004 Period include interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our equity securities have allowed us to maintain a positive cash flow balance from financing activities.

We anticipate maintaining a cash balance through our financial partners that will sustain operations up to December 2004. We continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001, until we are operating at breakeven. The losses through the year ended December 31, 2003 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION

LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of November 10, 2004, the Company has been notified of potential claims aggregating $2,600,000. As of November 10, 2004, the Company has not devoted any substantial resources to defend these unsubstantiated claims. The aggregate of potential claims consists of the following: 1) an approximate $211,000 claim by Genuity Inc. that One Voice is responsible for cancellation fees despite Genuity's failure to deliver the agreed upon service. No lawsuit has been filed in this matter and no communication from Genuity has been received for approximately two years; 2) the remaining claim is by La Jolla Cove Investors, Inc. ("LJCI") for $2.4 million in damages. LJCI holds convertible debentures related to past financings. LJCI contends that One Voice failed to honor conversion notices resulting in damages. It has been explained to LJCI that there is an ambiguity on the date of One Voice's conversion obligation and that damages are speculative. A part of that dispute has been resolved by One Voice's settlement agreement to register 8,425,531 shares to honor the past conversion notice and an additional 8,425,531 shares pursuant to such agreement. A lawsuit was filed but is being stayed by stipulation while the parties work out a resolution. It is difficult to access the potential liability or likelihood of success of such a claim. It does appear that a resolution involving registration of additional stock in favor of LJCI is probable.

An Interim Settlement agreement was entered into between LJCI. and One Voice Technologies Inc. on July 29th, 2004 and further amended on August 13, 2004. The parties agreed that One Voice shall include 16,851,062 shares of One Voice common stock, on behalf of LJCI, in the next registration statement which was filed by One Voice and went effective with the Securities and Exchange Commission on October 15, 2004. In addition, the Interim Settlement Agreement includes a provision whereby LJCI will never institute any action or suit at law or in equity against any other parties with whom One Voice may enter into financing transactions ("Other Financing Sources") provided that One Voice complies with the Interim Settlement Agreement and LJCI Receives 16,851,062 registered shares of One Voice common stock. At September 30, 2004, a final settlement has not been reached.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

 None.

SALES OF DEBT AND WARRANTS FOR CASH

On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887

Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds will amount to approximately $621,000, net of debt issue cash cost of $79,000. Pursuant to this offering, the Company has already received $621,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, unamortized debt issue costs are charged to expense.

On December 12, 2003 the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. for the issuance of a 7.75% convertible debenture in the aggregate amount of $250,000. The note bears interest at 7.75% (effective interest rate of 121% on the aggregate amount), matures on December 12, 2005, and are convertible into the Company's common stock, at the holder's option, at the lower of (i) $0.25 or (ii) eighty percent (80%) of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to holder's election to convert. In addition, the company issued an aggregate of 2,500,000 warrants to the investors. The warrants are exercisable until December 12, 2006 at a purchase price of $1.00 per share. Beginning in the first calendar month after the registration statement is declared effective; holder shall convert at least 7%, but no more than 15% of the face value of the debenture per calendar month into common shares of the company. The 15% monthly maximum amount shall not be applicable if the current market price of the common stock at anytime during the applicable month is higher than the current market price of the common stock on the closing date. Net proceeds amounted to approximately $237,000, net of debt issue cash cost of $13,000. The relative value (limited to the face amount of the debt) of all the warrants of $18,030 using Black Scholes option pricing model and the beneficial conversion feature of approximately $231,970 is being amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, unamortized debt issue costs are charged to expense.

OPTION GRANTS

There were no option grants during the third quarter of 2004.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. SUBSEQUENT EVENTS

On October 28, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $1,490,000. The Company has already received $532,715, net of debt issue costs of $63,285 and will receive $896,000 less closing costs within five (5) business days of the effectiveness of the registration statement. The notes bear interest at 7% , mature on October 28, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before October 28, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 23,650,797 warrants to the investors (11,825,398 Class A warrants and 11,825,399 Class B warrants). Both Class A and Class B warrants are exercisable until October 28, 2009 at a purchase price of $.07 per share.

ITEM 7. EXHIBITS AND REPORTS ON 8-K:

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

(b) A Form 8-K was filed on April 19, 2004 regarding a change in accountants

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION

DATE:  NOV 15, 2004           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER

DATE: NOV 15, 2004             BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER