Form 10KSB
period 2004-12-31
ONE VOICE TECHNOLOGIES INC
filed 2005-04-01
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2004

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

The issuer's revenues for the year ended December 31, 2004 were $2,105.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2005, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company was $9,900,000.

As of March 28, 2005 the issuer had 272,410,644 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No [X]

ITEM 1. DESCRIPTION OF BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
ABS Computer Technologies, Golden State Cellular, Inland Cellular, Niveus Media, Panhandle Telephone Cooperative, Plateau Wireless, Tata Infotech, Telispire PCS, Walt Disney Internet Group, Warner Home Video and West Central Wireless. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC OEM's the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

Located in San Diego, California, the Company has 11 full-time employees and 6 consultant/part-time employees. The company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations on July 14, 1999.

MARKET OPPORTUNITY

The presence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications products mobile, more effective and safer to use and it makes communicating with your PC to play your digit content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom and PC multimedia markets and more specifically on mobile communications from a cell phone and in-home digital media access.

In the Telecom sector, the Mobile Messaging market, which has both business and consumer market applications including: E-mail, Instant Messages, and SMS (Short Message Service), is extremely large and is growing at an astonishing rate. Over six trillion text messages are sent globally every year, and messaging has also shown the consistent ability to generate significant revenue. One Voice solutions enable users to send, intelligently route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

In the PC sector, digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. Companies including Apple, Microsoft and Intel are actively creating products and technology, which allows consumers to experience the next generation of digital entertainment. One Voice's Media Center Communicator product works with Microsoft Windows XP Media Center Edition 2005 to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice.


ONE VOICE PRODUCTS

MOBILEVOICE PLATFORM

Our messaging and voice-activated dialing applications are built on our MobileVoice(TM) platform, which combines the power of natural language speech processing with the scalability, redundancy and fault-tolerance of a server based, telco-ready architecture. The result is a completely integrated solution that allows people to:

         - Send free-format voice-to-text messages
         - Make voice-activated dialing calls to thousands of contacts in minutes
         - Access their E-mail - using only their voice.

Now users can send and receive E-mail, SMS and Paging messages without touching a key.


MOBILEVOICE ACTIVATED DIALING(TM)

Designed to meet the unique needs of wireless carriers, MobileVoice Activated Dialing is server-based and delivers higher levels of accuracy and reliability than any solution on the market today. It has higher capacity for contact lists, more functionality such as synchronization and import tools that interface with Microsoft Outlook and Lotus Notes, and requires less setup time than other solutions. It is designed to meet the challenges of mobile environments with high accuracy for native and non-native speaking individuals.


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

MEDIACENTER COMMUNICATOR

Media Center Communicator revolutionizes the digital home experience by allowing you to talk to your Media Center PC. Media Center Communicator offers you the ability to transform your living room into the most advanced entertainment, multimedia and communications center imaginable.

         - Voice Navigate Windows XP Media Center Edition 2005
         - Send E-Mail
         - Read E-Mail
         - SMS Text Messaging
         - Text Instant Messaging
         - Unlimited FREE PC-to-PC calls
         - Unlimited FREE Video calls
         - PC-to-Phone calling

COMMUNICATOR VOICE NAVIGATION

Imagine walking into your family room and speaking to play music, watch TV, read and send E-mail, call to order a pizza or Instant Message a friend. With Media Center Communicator you can do all of these things using only your voice!

Want to hear your favorite music? With voice navigation there is no longer a need to click your way through menus or even turn on your TV. Simply say, for example, "Play THE BEATLES" or "Play ABBEY ROAD ALBUM" to quickly begin playing your favorite music. Want to read your E-Mail? Just say "Read E-Mail" and your e-mail messages will be spoken to you. Why click your way through menus when you can just say what you want and make it happen?

Media Center Communicator transforms your home into the most advanced entertainment experience imaginable. Your friends will be amazed when you speak and your TV responds to your voice commands. Media Center Communicator will revolutionize the digital home entertainment experience!

With Communicator's open microphone solution you have the ability to control your Media Center without even using a remote control! Simply walk into the room and start talking. Your microphone is constantly scanning the room for a keyword that you set. The keyword is a personalized system name used whenever you wish to make a command. The default is "One Voice." Example: "One Voice, play artist The Rolling Stones."

COMMUNICATOR E-MAIL

Our easy-to-use E-Mail reader allows you to read your E-Mail messages in a great new way. Now, from the comfort of your living room, Media Center will speak your E-Mail messages to you, as you kick back and control everything using only your voice. Works with popular E-Mail accounts, including: Yahoo, EarthLink, Lycos, SBC and many more...

COMMUNICATOR PC-TO-PHONE

Order a pizza, call your family and friends - the options are unlimited with Media Center Communicator's PC-to-phone calling. Enjoy full-duplex, high quality phone calling today!

COMMUNICATOR INSTANT MESSENGER

Chat with your buddies online using Media Center Communicator's Instant Messenger on the One Voice network. Text message, talk or video chat using our high quality, full-duplex PC-to-PC audio and video! Enjoy unlimited FREE PC-to-PC audio and video calls today! Never before has communicating with your friends been so convenient, easy and fun!

COMMUNICATOR SMS TEXT MESSAGING

Need to send a quick message to someone on the road? Text messaging is the perfect way to do it, and Media Center Communicator(TM) is the perfect way to send that text message! Now you can send SMS text messages to cellular telephones with ease. Simply say the name of a contact or enter the cellular phone number, enter or speak a message, and say Send.
It's that easy!


EMPLOYEES

At December 31, 2004, we employed 11 full-time employees and 6 consultant/part-time employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

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

IF WE DO NOT BECOME PROFITABLE WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our future sales and profitability depend in part on our ability to demonstrate to prospective customers the potential performance advantages of using voice interface software. To date, commercial sales of our software have been limited.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Our current corporate entity commenced operations in 1999 and has a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as voice recognition software, media delivery systems and electronic commerce.

To address the risks and uncertainties we face, we must:

         -- establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues;

         -- maintain and enhance our brand name;

         -- continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;

         -- successfully respond to competition,
including emerging technologies and solutions; and

         -- develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2005. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice interface software.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

o how and when we introduce new products and services and enhance our existing products and services;
o our ability to attract and retain new customers and satisfy our customers' demands;
o    the timing and success of our brand-building and marketing campaigns;
o    our ability to establish and maintain strategic relationships;
o    our ability to attract, train and retain key personnel;
o    the demand for voice recognition applications;
o    the emergence and success of new and existing competition;
o varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;
o technical difficulties with our products, system downtime, system failures or interruptions in Internet access;
o    changes in the mix of products and services that we sell to our customers;
o costs and effects related to the acquisition of businesses or technology and related integration; and
o    costs of litigation and intellectual property protection.

In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results.

For these reasons, you should not rely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

WE ARE A DEVELOPMENT-STAGE COMPANY AND UNEXPECTED OR UNCONTROLLABLE BUSINESS OR ECONOMIC FORCES ARE MORE LIKELY TO HARM US.

We are in the development or starting stages of our business plan and are therefore more vulnerable to unexpected or uncontrollable business and economic forces. Unknown software errors may not be corrected in time to develop a sustainable customer base. Unfavorable product reviews or news reports could squelch early sales efforts. A competitor may quickly release a better version of a similar product before we can complete our development efforts. Economic conditions such as a national or world recession, international trade restrictions on computer product sales, or a slowdown in new technology growth could reduce our revenues below financially-healthy levels. The risks of a development-stage company include a lack of job security for employees and the possible loss of all investment funds by investors.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, Scansoft and Nuance. We expect additional competition from other companies such as Microsoft, who has recently made investments in, and acquired, voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We have recently been issued three patents covering the United States, Australia, China and parts of Europe. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

OUR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS.

The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

IF THE STANDARDS WE HAVE SELECTED TO SUPPORT ARE NOT ADOPTED AS THE STANDARDS FOR SPEECH-ACTIVATED SOFTWARE, BUSINESSES MIGHT NOT USE OUR SPEECH-ACTIVATED SOFTWARE PLATFORM FOR DELIVERY OF APPLICATIONS AND SERVICES, AND OUR REVENUE GROWTH COULD BE NEGATIVELY AFFECTED.

The market for speech-activated services software is new and emerging. Certain industry software standards have, however, been established but may change as the technology evolves. We may not be competitive unless our products support changing industry software standards. The emergence of industry standards other than those we have selected to support, whether through adoption by official standards committees or widespread usage, could require costly and time consuming redesign of our products. If these standards become widespread and our products do not support them, our clients and potential clients may not purchase our products, and our revenue growth could be adversely affected. Multiple standards in the marketplace could also make it difficult for us to design our products to support all applicable standards, which could also result in decreased sales of our products.

OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR SPEECH-ACTIVATED SERVICES SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS.

The speech-activated services software industry is relatively new and rapidly evolving. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with sales of new products, our business will suffer.

Commercial acceptance of our products and technologies will depend, among other things, on:

-- the ability of our products and technologies to meet and adapt to the needs of our target markets;

-- the performance and price of our products as compared to our competitors' products;

-- our ability to deliver customer service directly and through our resellers;
and

-- the ability of our customers to utilize our product.

RISKS RELATING TO OUR COMMON STOCK


OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission (the "Commission") has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         (i) that a broker or dealer approve a person's account for transactions in penny stocks; and

         (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must

         (i) obtain financial information and investment experience objectives of the person; and

         (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 6333 Greenwich drive, suite 240 in San Diego, California.

The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2004:

               Year ending December 31,

                   2005                                191,500
                                                     ----------

                Less sublease income                    60,000
                                                     ----------

                                                     $ 131,500
                                                     ==========

Rent expense, net of sublease income, amounted to $197,844 for the year ended December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of the December 31, 2004, One Voice is aware of six claims asserted against it that may result in litigation. The first is a claim by Genuity Inc. ("Genuity") for alleged failure to pay for a functioning dial-up service for a virtual ISP product One Voice had planned on offering in the fall of 2000. The initial Genuity claim was for $231,935.36. That claim dropped to $102,816.00 when One Voice provided Genuity with evidence that Genuity never delivered the promised service and One Voice received no benefit from the contract. One Voice has offered nothing to settle the claim. Approximately two years have passed since the last communication to One Voice on this matter. No litigation has been commenced. It is difficult to determine the likelihood of the matter being pursued by Genuity or the probability of success should it be pursued.

The Second Claim is by Penton Media for cancellation fees related to the following trade shows: Spring Internet World 2001; Wireless West 2001; and Wireless East 2002. One Voice signed up for and paid $60,000.00 for Spring Internet World 2001. One Voice changed the scope of its presence at that show (i.e., used a much smaller space) and reached a verbal agreement to have the balance of the $60,000 to be used as payment toward space at the remaining two shows. One Voice and Penton were never able to come to terms regarding the credit to be applied for those shows, booth size, or location. The necessary additional agreements were not signed. One Voice did not use any space at the two subsequent shows. One Voice has been contacted by Penton claiming a balance due of $19,980.00. We have attempted to have Penton provide information to substantiate its claim in light of the fact that One Voice used considerably less space than it actually paid to use. One Voice will further investigate this claim to determine if the amount claimed is owed or whether One Voice is due a refund. There has been no contact or activity related to this matter during the past two fiscal years.

The Third Claim involves Alpha Tech Stock Transfer Company ("Alpha Tech"). Alpha Tech has asserted a claim against One Voice in the amount of $200,000.00. Alpha Tech clarified that the claim was actually $150,000.00. The nature of the claim is as follows: Alpha Tech is the former transfer agent for One Voice. Alpha Tech was sued by One Voice. That claim was settled and Alpha Tech has now made a claim against One Voice pursuant to a letter dated May 16, 2003. In that claim, Alpha Tech contends that One Voice should cover its litigation costs from the prior proceeding. Alpha Tech's claim appears to center around an indemnity agreement signed by Dean Weber on behalf of One Voice requesting that Alpha Tech replace lost shares of a shareholder of One Voice. Alpha Tech has indicated that the action had nothing to do with such re-issuance. Moreover, One Voice investigated Alpha Tech and learned that Alpha Tech has been removed as a stock transfer agent by the SEC for prior illegal conduct. Alpha Tech had been the transfer agent for the corporation that preceded One Voice and One Voice found a new transfer agent. This appears to be a matter related to activities of shareholders of One Voice and shareholders of its predecessor corporation and of the transfer agent. One Voice cannot at this time give an evaluation of this matter. It is difficult to determine if Alpha Tech will pursue the matter further. There has been no activity on this claim in well over a year.

The Fourth Claim involves a request for indemnity from Warner Brothers regarding the Harry Potter DVD. One Voice provided technology as part of a "special feature" for the Harry Potter DVD. Under the agreement between One Voice and Warner Brothers, One Voice agreed to indemnify Warner Brothers if a claim was made that the technology licensed by One Voice to Warner Brothers infringed on some third party's rights. A claim was made to Warner Brothers regarding infringement. Warner Brothers contacted One Voice to make it aware of the claim. One Voice counsel contacted the claimant who contended that it was not the One Voice technology which was infringing. Warner Brothers' counsel explained that he did not feel that there was any infringement and that this was a nuisance claim. He stated that he intended to settle the matter for a nuisance payment and then would look to One Voice for contribution. It is hard to estimate the extent of liability, if any. There has been no activity on this matter in nearly two years.

The fifth claim is by Cash Flow Solutions, Inc. for unpaid legal fees related to a patent infringement lawsuit filed by One Voice. Cash Flow Solutions has represented that it will settle the claim with a fee reduction. Our corporate counsel, George Kaelin, is investigating the claim. It appears as if the law firm claiming the fee filed the action in the wrong venue twice and the case was dismissed without prejudice as a result. Much of the unpaid bill relates to time spent on pursuing the case in the wrong forum. Cash Flow Solutions has agreed in principle to subtract billing for such time. It is difficult to predict the likelihood of success on this claim. However, it does appear that a resolution is likely.

The sixth claim is by La Jolla Cove Investors, Inc. ("LJCI") for $2.4 million in damages. LJCI holds convertible debentures related to past financings. LJCI contends that One Voice Technologies, Inc. failed to honor its conversion notices resulting in damages. It has been explained to LJCI that there is an ambiguity on the date of our conversion obligation and that damages are speculative. A part of that dispute has been resolved by our settlement agreement to register 8,425,531 shares to honor the past conversion notice and an additional 8,425,531 shares pursuant to such agreement. A lawsuit was filed but is currently stayed by stipulation while the parties work out a resolution. It is difficult to access the potential liability or likelihood of success of such a claim. It does appear that a resolution involving registration of additional stock in favor of LJCI is probable. An Interim Settlement agreement was entered into between LJCI and One Voice on July 29th, 2004 and further amended on August 13, 2004. The parties agreed that One Voice shall include 16,851,062 shares of its common stock, on behalf of LJCI, in the next registration statement which was filed by One Voice. Such registration statement went effective with the Securities and Exchange Commission on October 15, 2004. In addition, the Interim Settlement Agreement includes a provision whereby LJCI will never institute any action or suit at law or in equity against any other parties with whom we may enter into financing transactions provided that we comply with the Interim Settlement Agreement.

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

                                     Low      High
                                    ------   -------

2003
First Quarter                        .07       .17
Second Quarter                       .08       .11
Third Quarter                        .03       .10
Fourth Quarter                       .03       .07

2004
First Quarter                        .02       .05
Second Quarter                       .01       .22
Third Quarter                        .08       .16
Fourth Quarter                       .01       .12

As of March 28, 2005, our common stock shares were held by 177 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT. SEE "RISK FACTORS."

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
ABS Computer Technologies, Golden State Cellular, Inland Cellular, Niveus Media, Panhandle Telephone Cooperative, Plateau Wireless, Tata Infotech, Telispire PCS, Walt Disney Internet Group, Warner Home Video and West Central Wireless. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC OEM's the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

Since the beginning of 2004, One Voice has made solid progress in closing deals with several telecom carriers and select PC OEM's. Both Golden State Cellular and Inland Cellular have launched our MobileVoice service, to their subscribers, in December 2004 and we anticipate West Central Wireless to launch our MobileVoice service, to their subscribers, in April, 2005. These three carrier launches of our MobileVoice product show the commercial readiness along with the start of revenue generation from our MobileVoice product.

Additionally, since the beginning of 2004 One Voice has been awarded two patents in China and two patents covering 18 European countries. These patents extend our Intellectual Property (IP) coverage from the United States, Australia, China and throughout select European countries, giving One Voice added protection of our technology.

Our corporate focus for 2004 and 2005 is to generate monthly recurring revenue from our MobileVoice product in the telecom sector and to generate sales from our Media Center Communicator product in the PC sector. As a small company with limit resources we have not actively focused on contracts that will not generate substantial revenue. Accordingly, we have cancelled our contract with San Diego State University (SDSU) since SDSU did not provide adequate on-campus marketing as agreed upon. One Voice could not provide on-campus marketing/sales support so it was in our best interest to discontinue the agreement. Our company's focus must remain on substantial revenue bearing deals where our partners (such as a telecom carrier or PC OEM) will actively market our products and services to their customers/subscribers. In addition, we have not pursued Montan Telecom nor carriers in Mexico since these opportunities will likely not generate substantial revenue in the near-term. We feel this strategy is in the best interest of our shareholders. Therefore, we will continue to focus efforts on domestic telecom carriers and PC OEM's for our products sales/distribution. We anticipate that by the end of 2005, One Voice will have contracts with telecom carriers with an aggregate base of over 2 million subscribers domestically.

In 2004, One Voice was selected by Tata Infotech, a leading Indian IT company and part of the Tata Group, India's most trusted and best-known industrial group, to co-develop a customized MobileVoice solution for the high growth Indian telecom market. We have subsequently worked closely with members of their team to tune our MobileVoice platform to increase voice recognition rates for English speaking Indian users. Our mutual goal is to perform a pilot test of our MobileVoice platform to telecom providers in India in 2005 with a potential launch in 2006. The wireless industry in India is one of the fastest growing markets globally and we hope to position our products to align with this growth. We see a tremendous opportunity to generate substantial revenue with Tata and will continue to apply resources to make this a successful venture in the Indian market.

We are very excited to have been selected by Microsoft in May 2004 to be showcased in their Windows Hardware Showcase at the 2004 Windows Hardware Engineering Conference (WinHEC). At WinHEC, Microsoft demonstrated our Media Center Communicator product running on their Windows XP Media Center Edition 2004 operating system. Since Microsoft's recent, October 12, 2004, launch of their updated Windows XP Media Center Edition 2005 product, One Voice has finalized and launched our Media Center Communicator product which now works with this update to Windows XP Media Center 2005. Our Communicator product adds voice-recognition capabilities to the Windows XP Media Center 2005 product. In January, 2005 our Media Center Communicator was demonstrated by both Microsoft and Intel at the annual Consumer Electronics Show (CES) held in Las Vegas, Nevada. Additionally, our Media Center Communicator product was demonstrated by Intel on a nationwide media tour which included several on-air news broadcasts. Intel recently demonstrated our Media Center Communicator at their annual Intel Developers Forum (IDF) held in San Francisco, CA. One Voice was also selected by the CTIA Wireless organization to showcase our Media Center Communicator in their Wireless Home at the annual CTIA Wireless 2005 tradeshow.

In summary, since the beginning of 2004 One Voice has closed several contracts with telecom carriers and we will begin seeing revenue generated starting with the launch by Golden State Cellular, Inland Cellular and West Central Wireless. We were selected by Microsoft to showcase our Media Center Communicator at both WinHEC and CES and Intel showcased our Media Center Communicator at CES and Intel Developer Forum. Additionally, we have launched our Media Center Communicator product to add voice recognition to the Windows XP Media Center operating system. Our focus is to generate revenue and we are committed to building shareholder value in our company.


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


RESULTS OF OPERATIONS

Discussion of the year ended December 31, 2004 compared with the year ended December 31, 2003.

Revenues totaled $2,105 for the year ended December 31, 2004. Revenues of $50,000 were earned for the year ended December 31, 2003. The recognition of revenues for the year ended 2003 resulted primarily from work performed in the DVD/Multimedia sector.

Operating expenses decreased to $5,382,653 for the year ended December 31, 2004 from $5,975,907 for the same period in 2003. The decrease in operating expenses over the same period in 2003 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $1,229,002 for the year ended December 31, 2004 as compared to approximately $1,195,000 for the same period in 2003. The increase in 2004 as compared to 2003 arose primarily from the addition of a marketing employee. Advertising and promotion expense totaled $27,262 for the year ended December 31, 2004 as compared to $11,770 for the same period in 2003. Advertising and promotion expense increase resulted from the company increasing it's travel budget. Legal and consulting expenses decreased to approximately $263,000 for the year ended December 31, 2004 from approximately $314,000 for the same period in 2003. Depreciation and amortization expenses decreased to approximately $499,000 for the year ended December 31, 2004 from approximately $664,000 for the same period in the prior year. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to approximately $1,650,000 in 2004, as compared to approximately $2,297,000 in 2003, primarily due to a decrease in the number of convertible debenture financings that the Company engaged in and the conversion of previously outstanding debt into common stock.

We had a net loss of $5,382,478 or basic and diluted net loss per share of $0.03 for the year ended December 31, 2004 compared to a net loss of $5,931,972 or basic and diluted net loss per share of $0.09 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a working capital deficit of $810,682 as compared with a working capital deficit of $791,776 at December 31, 2003.

Net cash used for operating activities was $2,671,305 for the year ended December 31, 2004 compared to $2,559,083 for the year ended December 31, 2003. >From inception on January 1, 1999 to December 31, 2004, net cash used for operating activities was $24,203,229.

Net cash used for investing activities was $150,844 for the year ended December 31, 2004 compared to net cash used of $143,213 for the year ended December 31, 2003. From inception on January 1, 1999 to December 31, 2004, net cash used for investing activities was $4,931,212.

Net cash provided by financing activities was $3,304,082 for the year ended December 31, 2004 compared to $2,006,850 for the year ended December 31, 2003. >From inception on January 1, 1999 to December 31, 2004 net cash provided by financing activities was $29,670,083.

We incurred a net loss of $5,382,478 during the year ended December 31, 2004 and had an accumulated deficit of $37,841,486. Our losses through December 2004 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our convertible debt securities have allowed us to maintain a positive cash flow balance from financing activities.


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

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate in excess of 100% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $437,500, net of debt issue cash cost of $62,500. The fair value of the warrants of $11,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $143,000 was amortized as interest expense over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the amount of $375,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued 4,746,837 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $334,500, net of debt issue cash cost of $40,500. The relative value (limited to the face amount of the debt) of all the warrants of $164,000 using Black Scholes option pricing model, cash cost of $40,500 and the beneficial conversion feature of approximately $170,500 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

On November 10, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the amount of $375,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on November 10, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before November 10, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued 4,746,837 warrants to the investors. The warrants are exercisable until November 10, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $345,000, net of debt issue cash cost of $30,000. The relative value (limited to the face amount of the debt) of all the warrants of $127,000 using Black Scholes option pricing model, cash cost of $30,000 and the beneficial conversion feature of approximately $211,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

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

On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887 Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The

Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds amounted to approximately $621,000, net of debt issue cash cost of $79,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, unamortized debt issue costs are charged to expense.

On October 28, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $596,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on October 28, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before October 28, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 11,825,398 Class A warrants and 11,825,398 Class B warrants to the investors. The warrants are exercisable until October 28, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $532,000, net of debt issue cash cost of $64,000. The relative value (limited to the face amount of the debt) of all the warrants of $276,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $319,000 will be amortized over the life of the debt using the interest method. As of December 31, 2004, the balance owed was $266,000 and the unamortized discount amounted to $250,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

On December 23, 2004, the Company entered into a securities purchase agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $894,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on December 23, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before December 23, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 22,183,622 Class A warrants and 22,183,622 Class B warrants to the investors. The warrants are exercisable until December 23, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $835,000, net of debt issue cash cost of $59,000. The relative value (limited to the face amount of the debt) of all the warrants of $682,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $210,000 will be amortized over the life of the debt using the interest method. As of December 31, 2004, the balance owed was $854,000 and the unamortized discount amounted to $848,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

Notes payable had a face value of $1,317,000 at December 31, 2004. Notes payable had a face value of $655,000 at December 31, 2003.

We anticipate maintaining a cash balance through our financial partner that will sustain operations up to December 2005. We continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001, until we are operationally breakeven. The losses through the year ended December 31, 2004 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the following note holders converted principal into common shares. Alpha Capital Akteingesellschaft converted $350,000 of note principal into 9,724,106 common shares at an average conversion price of $0.037. Whalehaven Fund Ltd. converted $40,000 of note principal into 1,026,466 common shares at an average conversion price of $0.039. Ellis International Limited converted $84,500 of note principal into 2,097,779 common shares at an average conversion price of $0.04. Stonestreet Limited Partnership converted $200,000 of note principal into 5,928,797 common shares at an average conversion price of $0.034. Momona Capital Corp. converted $75,000 of note principal into 1,938,262 common shares at an average conversion price of $0.038.

On March 18, 2005, we held our first closing pursuant to a Subscription Agreement we entered into with several accredited investors dated as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. We issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

$1,000,000 of the purchase price was paid to us by the investors on the initial closing date of March 18, 2005 and $1,000,000 of the purchase price will be paid to us pursuant to the second closing, which will take place on the 5th day after the actual effectiveness of the registration statement which we are required to file with the Securities and Exchange Commission registering the shares of our common stock, par value $.001 per share, issuable upon conversion of the promissory notes and exercise of the warrants.

The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

We issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on the each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM                  F-1

FINANCIAL STATEMENTS:
  Balance Sheets                                                        F-2
  Statements of Operations                                              F-3
  Statements of Stockholders' Equity (Deficit)                       F-4 - F-7
  Statements of Cash Flows                                           F-8 - F-9
  Notes to Financial Statements                                      F-10 - F-23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
One Voice Technologies

We have audited the accompanying balance sheets of One Voice Technologies, Inc. (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period January 1, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period January 1, 1999 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, One Voice Technologies (a Development Stage Enterprise) has reported accumulated losses during the development stage aggregating $37,841,486 and had a working capital deficiency of $810,682 as of December 31, 2004. These factors raise substantial doubt the about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2004 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Peterson & Co., LLP
San Diego, California
March 7, 2005


                                    ONE VOICE TECHNOLOGIES, INC.
                                  BALANCE SHEETS - DECEMBER 31, 2004 & 2003

                                               ASSETS

                                                                     2004               2003
                                                                 -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    535,642             53,709
  Other receivable                                                      6,274            137,000
  Inventories                                                           9,724                  -
  Other current assets                                                 27,756             37,698
                                                                 -------------      -------------

          Total current assets                                        579,396            228,407

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                           177,949            214,351

OTHER ASSETS:
  Software development costs, net                                      77,865            393,857
  Software licensing,net                                                  835              2,839
  Trademarks, net                                                      13,310             47,667
  Patents,net                                                         118,569             78,186
  Deposits                                                              2,157              9,926
  Deferred debt issue costs                                            96,954             48,200
                                                                 -------------      -------------

          Total assets                                           $  1,067,035       $  1,023,433
                                                                 =============      =============


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $    162,625       $    173,088
  Accrued expense                                                      72,887             58,419
  Security deposits                                                    12,522             12,522
  License agreement liability                                       1,050,000            670,000
  Current portion of convertible notes payable,net                     92,044            106,154
                                                                 -------------      -------------
         Total current liabilities                                  1,390,078          1,020,183

LONG-TERM DEBT:
  Long term portion of notes payable,net                              100,000            100,000
  Long term portion of convertible notes payable                       32,656             19,957
                                                                 -------------      -------------
         Total liabilities                                          1,522,734          1,140,140


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                           --                 --
   Common stock; $.001 par value, 990,000,000 and 250,000,000
   Shares authorized at December 31, 2004 and 2003,
   respectively; 246,467,927 and 107,130,165 shares issued
   and outstanding at December 31, 2004 and 2003, respectively        246,468            107,131
  Additional paid-in capital                                       37,139,319         32,235,170
  Deficit accumulated during development stage                    (37,841,486)       (32,459,008)
                                                                 -------------      -------------

          Total stockholders' equity (deficit)                       (455,699)          (116,707)
                                                                 -------------      -------------

          Total liabilities and stockholders' equity (deficit)   $  1,067,035       $  1,023,433
                                                                 =============      =============


          The accompanying notes form an integral part of these financial statements.

                             ONE VOICE TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF OPERATIONS


                                                                        >From inception
                                                                         on January 1,
                                         Year ended      Year ended        1999 to
                                         December 31,    December 31,    December 31,
                                            2004            2003            2004
                                        -------------   -------------   -------------
REVENUE                                 $      2,105    $     50,000    $    702,426

COST OF REVENUE                                1,930           6,000         207,605
                                        -------------   -------------   -------------

GROSS PROFIT                                     175          44,000         494,821

GENERAL AND ADMINISTRATIVE EXPENSES        5,382,653       5,975,972      38,336,307
                                        -------------   -------------   -------------

NET LOSS                                $ (5,382,478)   $ (5,931,972)   $(37,841,486)
                                        =============   =============   =============

NET LOSS PER SHARE, basic and diluted   $       (.03)   $       (.09)
                                        =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                      188,236,940      65,729,000
                                        =============   =============

The accompanying notes form an integral part of these financial statements.


ONE VOICE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


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

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
                                        -------------   -------------   -------------   -------------   -------------
Issuance of common stock                   2,666,667           2,667         721,166                         723,833

Cashless exercise of warrants                 10,512              11             (11)                             --

Exercise of warrants for cash                 20,000              20           3,380                           3,400

Re-pricing adjustment for
  warrants outstanding                            --              --           9,000                           9,000

Shares issued in re-pricing-
  Stonestreet Capital                        833,334             833         174,167                         175,000

Conversion of debt to equity -
  Laurus Master Fund                       2,110,129           2,110         703,345                         705,455

Conversion of debt to equity -
  Stonestreet Capital                      4,294,596           4,294         899,405                         903,699

Conversion of debt to
  equity - Alpha Capital                   2,767,752           2,768         342,232                         345,000

Conversion of debt to
  equity - Ellis Enterprise                  300,842             301          39,699                          40,000

Conversion of debt to
  equity - Bristol Investments               225,699             226          29,774                          30,000

Net loss for the year ended
  December 31, 2002                                                                       (6,568,922)     (6,568,922)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2002              38,934,533    $     38,934    $ 27,901,010    $(26,527,036)   $  1,412,908

Issuance of warrants in connection
  with debt financing                                                        384,255                         384,255

Beneficial conversion feature
  embedded in debt securities                                              1,291,535                       1,291,535

Issuance of options in exchange
  For services                                                                12,543                          12,543

Conversion of debt to
  equity - Alpha Capital                  32,644,593          32,645       1,294,342                       1,326,987

Conversion of debt to
  equity - Bristol Investments            17,340,192          17,341         707,392                         724,733

Conversion of debt to
  equity - Ellis Enterprise               12,426,253          12,426         497,472                         509,898

Conversion of debt to
  equity - Greenwich Funds                 3,849,278           3,849          97,762                         101,611


Conversion of debt to
  equity - 0114 Limited                    1,935,766           1,936          48,859                          50,795


Net loss for the year ended
  December 31, 2003                                                                       (5,931,972)     (5,931,972)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2003             107,130,615    $    107,131    $ 32,235,170    $(32,459,008)   $   (116,707)


                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
                                        -------------   -------------   -------------   -------------   -------------
Issuance of warrants in connection
  with debt financing                                                      1,281,550                       1,281,550

Beneficial conversion feature
  embedded in debt securities                                                707,488                         707,488

Exercise of warrants for cash             12,008,067          12,008       1,368,121                       1,380,129

Debt issue costs                                                             120,138                         120,138

Conversion of debt to
  equity - Alpha Capital                  25,720,939          25,721         587,172                         612,893

Conversion of debt to
  equity - Bristol Investments             4,317,308           4,317          96,708                         101,025

Conversion of debt to
  equity - Ellis Enterprise                5,229,575           5,230         165,230                         170,460

Conversion of debt to
  equity - Greenwich Funds                 2,541,700           2,542          99,889                         102,431

Conversion of debt to
  equity - Whalehaven Capital              2,639,175           2,639         124,834                         127,473

Conversion of debt to
  equity - Whalehaven Fund                 2,009,448           2,009          84,787                          86,796

Conversion of debt to
  equity - Momona Capital                    375,994             376          14,777                          15,153

Conversion of debt to
  equity - Stonestreet Limited             6,067,844           6,068         239,640                         245,708

Conversion of debt to
  equity - La Jolla Cove                  78,427,262          78,427          13,845                          92,272

Net loss for the year ended
  December 31, 2004                                                                       (5,382,478)     (5,382,478)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2004             246,467,927    $    246,468    $ 37,139,349    $(37,841,486)   $   (455,669)
                                        =============   =============   =============   =============   =============


                     The accompanying notes form an integral part of these financial statements.

                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENTS OF CASH FLOWS


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2004            2003            2004
                                                      -------------   -------------   -------------
Cash flows from
 operating activities:
  Net loss                                            $ (5,382,478)   $ (5,931,972)   $(37,841,486)
                                                      -------------   -------------   -------------

 Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                        499,216         664,302       4,336,076
      Loss on disposal of assets                                --              --          23,340
      Amortization of discount and finance cost          1,737,993       2,308,154       7,442,629
      Options issued in exchange for services                   --          12,543         459,393
      Warrants issued in exchange for services                  --              --         221,650

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:

      Other receivable                                     130,726        (107,112)         (6,274)

      Inventories                                           (9,724)             --          (9,724)

      Prepaid expenses                                       9,942          25,849         (27,756)
      Deposits                                               7,769          36,971          (2,157)
      Deferred debt issue costs                            (48,754)        (48,200)        (96,954)

  Increase (decrease) in liabilities:
      Accounts payable                                     (10,463)        480,382         162,625
      Accrued expenses                                      14,468              --          72,887
      License agreement liability                          380,000              --       1,050,000
      Deposit                                                   --              --          12,522

                                                      -------------   -------------   -------------

          Net cash used in operating activities         (2,671,305)     (2,559,083)    (24,203,229)
                                                      -------------   -------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment                       (63,046)        (31,201)     (1,492,063)
  Software licensing                                            --             --       (1,145,322)
  Software development costs                               (22,080)        (76,438)     (1,675,601)
  Trademarks                                                                  (262)       (242,731)
  Patents                                                  (65,718)        (35,312)       (175,495)
  Loan fees                                                     --              --        (200,000)
                                                      -------------   -------------   -------------

          Net cash used in investing activities           (150,844)       (143,213)     (4,931,212)
                                                      -------------   -------------   -------------

                                             (Continued)

            The accompanying notes form an integral part of these financial statements.



                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2004            2003            2004
                                                      -------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                   --              --      18,465,148
  Proceeds from convertible note payable, net            1,935,038       1,906,850       9,745,891
  Proceeds from notes payable                                   --         100,000         100,000
  Proceeds from warrant exercise                         1,369,044              --       1,369,044
  Retirement of common stock, net                               --              --         (10,000)
                                                      -------------   -------------   -------------

          Net cash provided by financing activities      3,304,082       2,006,850      29,670,083
                                                      -------------   -------------   -------------

Net increase (decrease) in cash                            481,933        (695,446)        535,642
Cash and cash equivalents, beginning of year                53,709         745,155              --
                                                      -------------   -------------   -------------

Cash and cash equivalents, end of year                $    535,642    $     49,709    $    535,642
                                                      =============   =============   =============

Supplemental disclosure of cash flow information:
  Interest paid                                       $     74,621    $     35,189    $     80,444
                                                      =============   =============   =============
  Income taxes paid                                   $        800    $        800    $      7,487
                                                      =============   =============   =============

Supplemental disclosure of non-cash financing activities:

   Options issued in exchange for services            $        --     $     12,543    $    377,993
                                                      =============   =============   =============
   Shares issued for re-pricing of conversion rate    $        --     $         --    $    175,000
                                                      =============   =============   =============
   Common shares and warrants issued for settlement   $         --    $         --    $    303,050
                                                      =============   =============   =============
   Warrants issued in connection with financing       $  1,281,550    $    384,255    $  5,571,703
                                                      =============   =============   =============
   Beneficial conversion feature of debt              $    707,488    $  1,291,535    $  4,365,238
                                                      =============   =============   =============
   Common Stock issued upon conversion of debt        $  1,554,211    $  2,714,024    $  8,287,727
                                                      =============   =============   =============


                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

One Voice Technologies, Inc. is incorporated under the laws of the State of Nevada. The Company commenced operations in 1999.

GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $37,841,486 and used cash for operations of $ 2,671,305 during the year ended December 31, 2004. The Company also has a working capital deficit of $810,682 and a stockholders' deficit of $455,699 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BUSINESS ACTIVITY:

The Company develops voice recognition based software for both the Telecom and Interactive Multimedia PC sectors.

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

DEVELOPMENT STAGE ENTERPRISE:

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of One Voice Technologies, Inc. have been considered as part of the Company's development stage activities.

FAIR VALUE:

The Company's financial instruments consist principally of accounts payable and notes payable as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of the financial instruments, none of which are held for trading purposes, approximates their fair value due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION:

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:

The Company recognizes revenues when earned in the period in which the service is provided. The Company's revenue recognition policies are in accordance with the American Institute of Certified
Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

Service and license fees are deferred and recognized over the life of the agreement. Revenues from the sale of products will be recognized upon shipment of the product.

ADVERTISING AND PROMOTION COSTS:

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising and promotion costs were $27,262 and $11,770 respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

INVENTORIES:

Inventories are valued at the lower of cost or market based on actual cost.

DEBT WITH STOCK PURCHASE WARRANTS:

The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities, with the balance allocated to warrants being accounted for as additional paid-in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SOFTWARE DEVELOPMENT COSTS:

The Company accounts for their software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight-line basis. The Company evaluates for impairment losses annually or when economic circumstances necessitate. The Company will recognize an impairment loss if the amount by which the unamortized capitalized cost of a computer software product exceeds the net realizable value of that asset. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

Amortization expense totaled $338,072 and $407,481 for the years ended December 31, 2004 and 2003, respectively. Accumulated amortization as of December 31, 2004 amounted to $1,597,736.


TRADEMARKS AND PATENTS:

The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2004 and 2003 totaled $34,357 and $59,017, respectively. Accumulated amortization as of December 31, 2004 amounted to $229,421.

The Company's patent costs consist of legal fees paid in connection with patents pending. The Company amortizes patents using the straight-line method over the period of estimated benefit, generally five years. Amortization expense charged for the years ended December 31, 2004 and 2003 totaled $25,335 and $18,971, respectively. Accumulated amortization as of December 31, 2004 amounted to $56,926.

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


NET LOSS PER COMMON SHARE:

Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

The net loss per common share for the years ended December 31, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

INCOME TAXES:

Deferred income taxes are reported using the asset/liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INCENTIVE AND STOCK BASED COMPENSATION:

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB 25. The Company's pro forma information is as follows:

                                                     December 31, 2004   December 31, 2003
                                                    ------------------  ------------------

     Net loss, as reported                               $(5,382,478)        $(5,931,972)
                                                         ------------        ------------
     Stock compensation calculated under SFAS 123        $   (51,500)        $  (419,000)
                                                         ------------        ------------
     Pro forma net loss                                  $(5,330,978)        $(6,350,972)
                                                         ------------        ------------

     Basic and diluted historical loss per share         $     (0.03)        $     (0.09)
                                                         ------------        ------------
     Pro forma basic and diluted loss per share          $     (0.03)        $     (0.10)
                                                         ------------        ------------

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

In May 2003, the FASB Issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or stockholders' equity.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for period beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on July 1, 2005, the beginning of its third fiscal quarter. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 as originally issued. In accordance with SFAS No. 148, the Company has been disclosing the impact on net income and earnings per share had the fair value based method been adopted.


(3) PROPERTY AND EQUIPMENT:

A summary is as follows:                                               2004           2003
                                                                  -------------   -------------
                  Computer equipment                              $    553,844    $    495,126
                  Website development                                   38,524          35,974
                  Equipment                                            197,049         197,048
                  Furniture and fixtures                               122,020         120,243
                  Web host computer equipment                          420,993         420,993
                  Leasehold improvements                                15,222          15,222
                  Telephone equipment                                   99,910          99,910
                                                                  -------------   -------------

                                                                     1,447,562       1,384,516
                  Less accumulated depreciation and amortization     1,269,612       1,170,165
                                                                  -------------   -------------

                                                                  $    177,950    $    214,351
                                                                  =============   =============

Depreciation expense totaled $99,448 and $94,866 for the years ended December 31, 2004 and 2003, respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) NOTES PAYABLE:

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At December 31, 2004 and 2003 the balance on the note payable was $100,000.


(5) LICENSE AGREEMENT LIABILITY

In March 2000 the Company entered into a Software License Agreement ("License Agreement")with Phillips Speech Processing, a division of Philips Electronics North America ("Phillips"). Pursuant to the License Agreement, the Company received a world-wide, limited, nonexclusive license to certain speech recognition software owned by Phillips. The initial term of the License Agreement was three (3) years, and the License Agreement included an extended term provision under which the License Agreement was automatically renewable for successive one (1) year periods, unless terminated by either party upon a minimum of sixty (60) days written notice prior to the expiration of the initial term or any extended.

The License Agreement provides for the Company to pay a specified commission on revenues from products incorporating licensed software, and includes minimum royalty payment obligations over the initial three (3) year term of the License Agreement in the aggregate amount of $1,100,000.

Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000 (due on June 30th and December 31st of each year) during 2002, 2003 and 2004. In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Phillips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

As of December 31, 2004 and 2003, the outstanding minimum royalty obligations pursuant to the License Agreement were $1,050,000 and $670,000, respectively.


(6) CONVERTIBLE NOTES PAYABLE:

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

On June 30, 2003, the Company entered into a securities purchase agreement with two accredited investors, Alpha Capital Aktiengesellschaft, and Bristol Investment Fund Limited for the issuance of 4% convertible debentures in the aggregate amount of $500,000. The notes bear interest at 4% (effective interest rate in excess of 100% on the aggregate amount), mature on June 20, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1023 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before June 30, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 291,670 warrants to the investors. The warrants are exercisable until June 30, 2008 at a purchase price of $.1116 per share. Net proceeds amounted to approximately $437,500, net of debt issue cash cost of $62,500. The fair value of the warrants of $11,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $143,000 was amortized as interest expense over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


On September 17, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the amount of $375,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on September 17, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before September 17, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued 4,746,837 warrants to the investors. The warrants are exercisable until September 17, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $334,500, net of debt issue cash cost of $40,500. The relative value (limited to the face amount of the debt) of all the warrants of $164,000 using Black Scholes option pricing model, cash cost of $40,500 and the beneficial conversion feature of approximately $170,500 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

On November 10, 2003, the Company entered into a securities purchase agreement with three accredited investors, Alpha Capital Aktiengesellschaft, Bristol Investment Fund Limited and Ellis Enterprises Ltd for the issuance of 6% convertible debentures in the amount of $375,000. The notes bear interest at 6% (effective interest rate of 80% on the aggregate amount), mature on November 10, 2004, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.0474 or (ii) 78% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before November 10, 2004 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued 4,746,837 warrants to the investors. The warrants are exercisable until November 10, 2010 at a purchase price of $.0474 per share. Net proceeds amounted to approximately $345,000, net of debt issue cash cost of $30,000. The relative value (limited to the face amount of the debt) of all the warrants of $127,000 using Black Scholes option pricing model, cash cost of $30,000 and the beneficial conversion feature of approximately $211,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887 Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds amounted to approximately $621,000, net of debt issue cash cost of $79,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 will be amortized over the life of the debt using the interest method. Upon conversion of the debt, unamortized debt issue costs are charged to expense.

On October 28, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $596,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on October 28, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before October 28, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 11,825,398 Class A warrants and 11,825,398 Class B warrants to the investors. The warrants are exercisable until October 28, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $532,000, net of debt issue cash cost of $64,000. The relative value (limited to the face amount of the debt) of all the warrants of $276,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $319,000 will be amortized over the life of the debt using the interest method. As of December 31, 2004, the balance owed was $266,000 and the unamortized discount amounted to $250,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

On December 23, 2004, the Company entered into a securities purchase agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $894,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on December 23, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before December 23, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 22,183,622 Class A warrants and 22,183,622 Class B warrants to the investors. The warrants are exercisable until December 23, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $835,000, net of debt issue cash cost of $59,000. The relative value (limited to the face amount of the debt) of all the warrants of $682,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $210,000 will be amortized over the life of the debt using the interest method. As of December 31, 2004, the balance owed was $854,000 and the unamortized discount amounted to $848,000. Upon conversion of the debt mentioned above, any unamortized debt issue costs will be charged to expense.

                                               ONE VOICE TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A summary of convertible notes payable balance at December 31, 2004 is as follows:


                                                Due                    Principal        Unamortized             Net
                                               Date                     Amount            Discount            Balance
                                         -----------------       -------------------  ----------------   ----------------
     CURRENT PORTION
         La Jolla Cove
         Investors, Inc.                  December 12, 2005      $         157,728    $       (65,684)   $       92,044


     LONG-TERM PORTION

         Whalehaven Fund
         Limited                          August 18, 2007        $          40,000    $       (30,538)   $        9,462
                                                                 ------------------   ----------------   ---------------

         Alpha Capital
         Aktiengesellschaft               October 28, 2007       $         200,000    $      (186,764)   $       13,236
                                                                 ------------------   ----------------   ---------------

         Momona Capital
         Corp.                            October 28, 2007       $          21,000    $       (20,104)   $          896
                                                                 ------------------   ----------------   ---------------

         Stonestreet Limited
         Partnership                      October 28, 2007       $          40,000    $       (38,295)   $        1,705
                                                                 ------------------   ----------------   ---------------

         Ellis International
         Limited                          October 28, 2007       $           4,841    $        (4,634)   $          207
                                                                 ------------------   ----------------   ---------------

         Alpha Capital
         Aktiengesellschaft               December 23, 2007      $         300,000    $      (297,487)   $        2,513
                                                                 ------------------   ----------------   ---------------

         Momona Capital
         Corp.                            December 23, 2007      $          54,000    $       (53,548)   $          452
                                                                 ------------------   ----------------   ---------------

         Stonestreet Limited
         Partnership                      December 23, 2007      $         420,000    $      (416,483)   $        3,517
                                                                 ------------------   ----------------   ---------------

         Ellis International
         Limited                          December 23, 2007      $          79,700    $       (79,032)   $          668
                                                                 ------------------   ----------------   ---------------

            TOTAL LONG TERM PORTION                              $       1,159,541    $    (1,126,885)   $        32,656
                                                                 ==================   ================   ================


                                                               F-18

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(7) COMMON STOCK:

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

During the year ended December 31, 2004, La Jolla Cove Investors, Inc. exercised warrants to purchase 922,720 shares of common stock for cash in the amount of $922,720 and converted $92,272 of the 7.75% convertible note into 78,427,262 shares of common stock at an average exercise and conversion price of $0.001 per share.

During the year ended December 31, 2004, Alpha Capital Aktiengesellschaft had converted the remaining $100,000 plus interest of its September 17, 2003 note aggregating $300,000 into 4,385,123 common shares at an average conversion price of $0.023 per share.

During the year ended December 31, 2004, Alpha Capital Aktiengesellschaft, Bristol Investments and Ellis Enterprises had converted the remaining $305,000 plus interest of its November 10, 2003 notes aggregating $375,000 into 20,855,601 common shares at an average conversion price of $0.015 per share.

During the year ended December 31, 2004, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital and Whalehaven Fund had converted $660,000 plus interest of its August 18, 2004 notes aggregating $700,000 into 14,352,422 common shares at an average conversion price of $0.046 per share.

During the year ended December 31, 2004, Stonestreet Limited Partnership, Ellis Enterprises And Momona Capital had converted $330,160 plus interest of its October 28, 2004 notes aggregating $396,000 into 8,308,838 common shares at an average conversion price of $0.04 per share.

During the year ended December 31, 2004, Ellis Enterprises had converted $40,300 of its December 23, 2004 note aggregating $120,000 into 1,000,000 common shares at an average conversion price of $0.04 per share.

During the year ended December 31, 2004, warrants to purchase 11,085,347 shares of common stock were exercised for cash in the amount of $1,369,044.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(8) RESEARCH AND DEVELOPMENT:

The Company performs internal research and development efforts. Research and development expense represented $617,648 and $633,176 for the years ended December 31, 2004 and 2003 respectively.

(9) INCOME TAXES:

At December 31, 2004 and December 31, 2003, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 29,500,000 and $27,350,000 for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 26,700,000 and $ 24,500,000 for state purposes. The Federal and state net operating loss carry forwards will begin expiring in 2020 and 2007, respectively. The carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                                                                2004               2003
                                                                                            ------------       ------------
                  Expected tax provision (benefit) at statutory rates                       $ (1,830,043)      $ (2,016,598)
                  State taxes, net of Federal benefit                                                528                528
                  Meals & Entertainment                                                            2,923              1,119
                  Change in Valuation Allowance                                                1,236,748          1,237,704
                  Amortization of Beneficial Conversion Feature                                  590,644            788,047
                                                                                            ------------       ------------

                                                                                Totals      $        800       $        800

The provision (benefit) for income taxes in 2004 and 2003 consists of the following:

                                                                                                2004               2003
                                                                                            ------------       ------------
                  Current:
                     Federal                                                                $         --       $         --
                     State                                                                           800                800
                           Totals                                                                    800                800

                  Deferred:
                     Federal                                                                          --                 --
                     State                                                                            --                 --
                           Totals                                                                     --                 --

                           Totals                                                           $        800       $        800

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are shown below:

                                                                                                2004               2003
                                                                                            ------------       ------------
                  Deferred tax assets:
                          Accrued vacation                                                  $     23,208       $     19,594
                          Basis Difference in Fixed Assets                                        97,713             35,326
                     Net operating loss                                                       12,398,459         11,469,519
                     Other                                                                         1,716              1,716
                                                                                            ------------       ------------
                           Totals                                                           $ 12,521,096       $ 11,526,155
                                                                                            ------------       ------------
                  Deferred tax liabilities:
                     Deferred State Taxes                                                       (813,053)          (743,268)
                                                                                            ------------       ------------

                           Deferred tax asset (liability)                                   $ 11,708,044       $ 10,782,887
                           Valuation Allowance                                               (11,708,044)       (10,782,887)
                                                                                            ------------       ------------
                           Net Deferred Tax Asset (Liability)                                          0                  0

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(10) COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under leases that expire at various times through October 2005. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2004:

               Year ending December 31,
                   2005                                      191,500
                                                           ----------

               Less sublease income                           60,000
                                                           ----------

                                                           $ 131,500
                                                           ==========

Rent expense, net of sublease income of $60,000 amounted to $198,000 for the year ended December 31, 2004.

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

In October 2003, we held our Annual Shareholders' Meeting. Pursuant to the meeting, our shareholders voted in favor and approved the Fourth Amended and Restated Stock Option Plan pursuant to which the number of shares authorized under the Plan was increased from 3,000,000 to 13,000,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




(11) INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED

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

During the years ended December 31, 2004 and 2003, the Company granted 0 and 275,000 stock options exercisable respectively at an exercise price of $0.11 to employees of the Company, of which, 250,000 options were terminated in 2003.

The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2004 and 2003 are as follows:

                                              2004                  2003
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------
Outstanding at beginning of the year  1,900,500   $ 1.54    3,173,625   $ 1.58
Granted during the year                      --       --      275,000     0.12
Terminated during the year              179,000     1.12    1,548,125     1.38
Exercised during the year                    --       --           --       --
Outstanding at end of the year        1,721,500     2.70    1,900,500     1.54
Exercisable at end of the year        1,552,750     2.70    1,534,400     1.85

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(12) WARRANTS:

At December 31, 2004, the Company had warrants outstanding that allow the holders to purchase up to 78,494,252 shares of common stock.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2004 and 2003 are as follows:

                                              2004                  2003
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------

Outstanding at beginning of the year  16,099,643  $ 0.46      3,464,297   $ 1.26
Granted during the year               75,081,815     .08     12,635,346      .24
Terminated during the year               179,143      --             --       --
Exercised during the year             12,008,063     .11             --       --
Outstanding at end of the year        78,994,252    0.46     16,099,643     0.46
Exercisable at end of the year        78,994,252    0.46     16,099,643     0.46

(13) SUBSEQUENT EVENT:

On March 18, 2005, the Company held its first closing pursuant to a Subscription Agreement it entered into with several accredited investors dated as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date.

$1,000,000 of the purchase price was paid to us by the investors on the initial closing date of March 18, 2005 and $1,000,000 of the purchase price will be paid to us pursuant to the second closing, which will take place on the 5th day after the actual effectiveness of the registration statement which we are required to file with the Securities and Exchange Commission registering the shares of our common stock, par value $.001 per share, issuable upon conversion of the promissory notes and exercise of the warrants.

The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

We issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on the each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

Subsequent to December 31, 2004, note holders converted additional note principal into common shares as follows:

                                                                         Average
                                              Amount       Converted    Exercise
                                             Converted    Shares Into    Price
                                            -----------   -----------   --------
         Alpha Capital Akteingesellschaft   $  350,000     9,724,106    $ 0.037
         Whalehaven Fund Ltd.                   40,000     1,026,466    $ 0.039
         Ellis Enterprise Limited               84,500     2,097,779    $ 0.040
         Stonestreet Limited Partnership       200,000     5,928,797    $ 0.034
         Momona Capital Corp.                   75,000     1,938,262    $ 0.038
                                            -----------   -----------   --------
                                            $  749,500    20,715,410    $ 0.038
                                            ===========   ===========   ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 19, 2004, we notified Stonefield Josephson, Inc., ("SJ ") that we had engaged Peterson & Co., LLP as our auditor and as a consequence, was dismissed as our auditors. On April 12, 2004, we engaged Peterson & Co., LLP as our independent auditor for the fiscal year ending December 31, 2004. The action to engage Peterson & Co., LLP was taken upon the unanimous approval of the Audit Committee of our Board of Directors.

During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through April 19, 2004, (i) there were no disagreements between us and SJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of SJ would have caused SJ to make reference to the matter in its reports on our financial statements, and (ii) SJ's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended December 31, 2003 and 2002 and through April 19, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. SJ 's opinion in its report on our financial statements for the year ended December 31, 2002 and 2003, included an explanatory paragraph which expressed substantial doubt with respect to our ability to continue as a going concern.

During the two most recent fiscal years and through April 12, 2004, we have not consulted with Peterson & Co., LLP regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Peterson & Co., LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

We obtained a letter from SJ addressed to the Securities and Exchange Commission stating whether they agreed with the above statements, as it relates to them. A copy of such letter, dated April 28, 2004, is filed as Exhibit 16.1 to the Form 8-K filed with the Commission on May 3, 2004 and is hereby incorporated by reference.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal controls or in other factors that could affect internal controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                AGE    POSITION
        ----                ---    --------
        Dean Weber          42     Chairman of the Board, President, Chief
                                   Executive Officer, Director
        Rahoul Sharan       43     Chief Financial Officer, Director
        Bradley J. Ammon    41     Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Dean Weber brings an extensive background to One Voice with over 20 years of technology and management experience. He is responsible for developing the company's strategic vision and pioneering its products, patented technology and business strategies. He was elected to our Board of Directors in July of 1999 as Chairman. Before founding One Voice in 1998, Mr. Weber played key roles in many high profile technology companies including Northrop, United Technologies and Xerox. Throughout his career, Mr. Weber has developed a comprehensive knowledge of Human Computer Interaction, Cognitive Science, Artificial Intelligence and Natural Language Processing. Mr. Weber currently has numerous patents in Artificial Intelligence, Natural Language Processing and other related technologies. As CEO of One Voice, Mr. Weber has been instrumental in the growth and development of the company, successfully raising over $30 million of institutional funding, taking One Voice public, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Mr. Weber holds a Bachelor of Science degree in Computer Science from Central Connecticut State University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2004, there were certain directors, officers or beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2004. The following is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2004, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares:

     o Form 3 of Dean Weber filed on November 30, 2004; and Form 3 filed by Jacobo Kayolan filed on March 10, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2004, 2003 and 2002:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                         -------------------
                                                   Other
                                                   Annual    Restricted    Options     LTIP
Name & Principal             Salary     Bonus   Compensation   Stock        SARs      Payouts
   Position            Year    ($)       ($)          ($)      awards                   ($)
   --------            ----    ---       ---          ---      ------        ---        ---
Dean Weber, CEO        2004   252,000      -           -           -          -          -
CEO                    2003   241,629      -           -           -          -          -
                       2002   252,000      -           -           -          -          -

Rahoul Sharan, CFO     2004    68,450      -           -           -          -          -
                       2003    84,636      -           -           -          -          -
                       2002  142,5004      -           -           -          -          -


OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2004.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2004.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2005 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 6333 Greenwich Drive, Suite 240, San Diego, California 92122.


Shares Beneficially Owned (1)
    Name and Address of Beneficial Owner                        Number       Percent
    ------------------------------------                        ------       -------

    Dean Weber, CEO, President and Chairman of the Board (2)  4,858,000 (3)   2.00%

    IVantage, Inc. (2)                                          900,200         *

    Rahoul Sharan, CFO, Secretary, Treasurer and Director        60,000 (4)     *

    Bradley J. Ammon, Director                                   75,000 (5)     *

    Jocobo Kaloyan                                           14,000,000 (6)   5.87%

    Total securities held by officers and directors
      as a group (3 people):                                  4,993,000       2.00%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2) IVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and President of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 900,200 shares in the name of IVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.
(3) Includes 900,200 shares owned indirectly through IVantage, Inc. (4) Represents options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; and (ii) 10,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
(5) Includes options to purchase (i) 50,000 shares at an exercise price of $8.750 per share; and (ii) 25,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
(6)    Jocobo Kaloyan is an individual investor.

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

         3.5    Bylaws of Belridge Holdings Corp. (incorporated by reference to
                Exhibit 3(ii) of our Form 10-SB, filed October 7, 1999).

         3.6 Amendment to Bylaws dated July 11, 2000 (excerpted) (incorporated by reference to Exhibit 4.3 of our Form S-8, filed October 3, 2000).

         3.7 Certificate of Amendment of Articles of Incorporation increasing One Voice's common stock to 250,000,000.



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

         10.14 Ellis Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.15 Ellis Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.16 Bristol Note dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.17 Bristol Warrant dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12,
                2002)

         10.18 Subscription Agreement dated April 10, 2003 (incorporated by reference to our registration statement on Form SB-2 filed April 30, 2003)

         10.19 Form of Warrant dated June 30, 2003 (incorporated by reference to our registration statement on Form SB-2 filed April 30, 2003)

         10.20 Subscription Agreement dated September 17, 2003 (incorporated by reference to our registration statement on Form SB-2 filed October 20, 2003)

         10.21 Form of convertible note dated September 17, 2003 (incorporated by reference to our registration statement on Form SB-2 filed October 20,2003)

         10.22 Form of Warrant dated September 17, 2003 (incorporated by reference to our registration statement on Form SB-2 filed October 20, 2003)

          10.23 Security Agreement dated September 17, 2003 (incorporated by reference to our registration statement on Form SB-2 filed October 20, 2003)

          10.24 Modification Agreement dated September 17, 2003 (incorporated by reference to our registration statement on Form SB-2 filed October 20, 2003)

          10.25 La Jolla Convertible Debenture (incorporated by Reference to our registration statement on Form SB-2 filed December 22,
                 2003)

          10.26 La Jolla Registration Rights Agreement (incorporated by reference to our registration statement on Form SB-2 filed December 22, 2003)

          10.27 La Jolla Letter Agreement (incorporated by reference to our registration statement on Form SB-2 filed December 22, 2003)

          10.28 La Jolla Securities Purchase Agreement (incorporated by reference to our registration statement on Form SB-2 filed December 22, 2003)

          10.29 La Jolla Warrant (incorporated by reference to our registration statement on Form SB-2 filed December 22, 2003)

          10.30 La Jolla Letter Agreement (incorporated by reference to our registration statement on Form SB-2 filed December 22, 2003)

          10.31 Subscription Agreement dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

          10.32 Form of Convertible Note dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

          10.33 Form of Class A Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

          10.34 Form of Class B Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

          10.35 Subscription Agreement, dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

          10.36 Fund Escrow Agreement dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., Momona Capital Corp., and Grushko & Mittman, P.C. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

          10.37  Form of Convertible Note issued to Alpha Capital
                 Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                 2004)

          10.38 Form of Class A Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                 2004)

          10.39 Form of Class B Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                 2004)

          10.40 Subscription Agreement, dated March 18, 2005, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

          10.41 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

          10.42 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

          10.43 Form of Class B Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

                CONSENTS OF EXPERTS AND COUNSEL


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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $47,737 and $71,881, respectively, for the years ended December 31, 2004 and December 31, 2003.

Audit-Related Fees

We incurred fees of $28,094 and $20,000, respectively, for the years ended December 31, 2004 and December 31, 2003 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2004 and December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ONE VOICE TECHNOLOGIES, INC.

DATE:  APRIL 1, 2005         BY:  /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                  ACTING CHIEF FINANCIAL OFFICER & DIRECTOR

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                           TITLE                       DATE

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         APRIL 1, 2005
-------------------------         AND DIRECTOR
DEAN WEBER



/S/ RAHOUL SHARAN                 CHIEF FINANCIAL OFFICER         APRIL 1, 2005
-------------------------         AND DIRECTOR
RAHOUL SHARAN



/S/ BRADLEY J. AMMON              DIRECTOR                        APRIL 1, 2005
-------------------------
BRADLEY J. AMMON