Form 10QSB
period 2005-03-31
ONE VOICE TECHNOLOGIES INC
filed 2005-05-13
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2005

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

As of May 13, 2005, the registrant had 275,108,638 shares of common stock, $.001 par value, issued and outstanding.

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

                               ONE VOICE TECHNOLOGIES, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                                      BALANCE SHEETS


                                                              March 31,      December 31,
                                                                2005            2004
                                                            (UNAUDITED)        (AUDITED)
                                                           ------------      ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $    615,664      $    535,642
   Other receivables                                              3,578             6,274
   Inventories                                                   13,017             9,724
   Other current assets                                          38,759            27,756
                                                           ------------      ------------

     Total current assets                                       671,018           579,396

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                    170,050           177,949

OTHER ASSETS:
   Software development costs, net                               63,384            77,865
   Software licensing costs, net                                    334               835
   Trademarks, net                                               10,780            13,310
   Patents, net                                                 110,964           118,569
   Deposits                                                       1,182             2,157
   Deferred debt issue costs                                    100,739            96,954
                                                           ------------      ------------

       Total assets                                        $  1,128,451      $  1,067,035
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $    207,835      $    162,625
   Accrued expenses                                              86,732            72,887
   Security deposits                                              5,230            12,522
   License agreement liability                                1,145,000         1,050,000
   Current portion of convertible notes payable, net            111,760            92,044
                                                           ------------      ------------

       Total  current liabilities                             1,556,557         1,390,078

LONG-TERM DEBT:
   Long term portion of notes payable, net                      100,000           100,000
   Long term portion of convertible notes payable                32,550            32,656
                                                           ------------      ------------

       Total liabilities                                      1,689,107         1,522,734

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                    --                --
   Common stock; $.001 par value, 990,000,000 shares
     authorized, 272,410,649 and 246,467,927 shares
     issued and outstanding at March 31, 2005 and
     December 31, 2004, respectively                            272,410           246,468
   Additional paid-in capital                                39,073,236        37,139,319
   Deficit accumulated during development stage             (39,906,302)      (37,841,486)
                                                           ------------      ------------

       Total stockholders' equity (deficit)                    (560,656)         (455,699)
                                                           ------------      ------------

Total liabilities and stockholders' equity (deficit)       $  1,128,451      $  1,067,035
                                                           ============      ============


                                           F-3

                                  ONE VOICE TECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE ENTERPRISE)
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                                                January 1, 1999
                                                  Three Months Ended            (Inception) to
                                                      March 31,                    March 31,
                                               2005               2004               2005
                                          -------------      -------------      ---------------
REVENUES                                  $      10,363      $          --      $       712,789
COST OF REVENUES                                  1,128                 --              208,733
                                          -------------      -------------      ---------------

GROSS PROFIT                                      9,235                 --              504,056

GENERAL AND ADMINISTRATIVE
   EXPENSES                                   2,074,051          1,242,434           40,410,358
                                          -------------      -------------      ---------------

NET LOSS                                  $  (2,064,816)     $  (1,242,434)     $   (39,906,302)
                                          =============      =============      ===============

NET LOSS PER SHARE, basic and diluted     $       (0.01)     $       (0.01)
                                          =============      =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING,
   basic and diluted                        261,139,944        124,527,259
                                          =============      =============


                                              F-4

                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                               STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                     January 1, 1999
                                                                   Three Months Ended                (Inception) to
                                                                       March 31,                        March 31,
                                                               2005                  2004                 2005
                                                         ----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $     (2,064,816)     $     (1,242,434)     $    (39,906,302)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                                 50,782               150,440             4,386,858
     Loss on disposal of assets                                        --                    --                23,340
     Amortization of discount on notes payable                  1,059,482               335,889             8,502,111
     Options issued in exchange for services                           --                    --               459,393
     Warrants issued in exchange for services                          --                    --               221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Other receivables                                              2,696               137,000                (3,578)
      Inventories                                                  (3,293)                   --               (13,017)
      Other current assets                                        (11,004)                 (596)              (38,760)
      Deposits                                                        975                 7,969                (1,182)
      Deferred debt issue costs                                    (3,785)                   --              (100,739)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                              45,210               269,966               207,835
     Accrued expenses                                              13,845                    --                86,732
     License agreement liability                                   95,000                    --             1,145,000
     Security deposit                                             (7,292)                   --                 5,230
                                                         ----------------      ----------------      ----------------

          Net cash used in operating activities                  (822,200)             (341,766)          (25,025,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (16,566)               (1,777)           (1,508,629)
   Software licensing                                                  --                    --            (1,145,322)
   Software development costs                                          --               (12,640)           (1,675,601)
   Trademarks                                                          --                    --              (242,731)
   Patents                                                         (1,200)               (5,070)             (176,695)
   Loan fees                                                           --                    --              (200,000)
                                                         ----------------      ----------------      ----------------

          Net cash used in investing activities                   (17,766)              (19,487)           (4,948,978)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock, net                       --                    --            18,465,148
     Retirement of common stock, net                                   --                    --               (10,000)
     Proceeds from loans payable                                       --                    --               100,000
     Proceeds from convertible note payable                       919,988               325,000            10,665,879
     Proceeds from warrant exercise                                    --                    --             1,369,044
                                                         ----------------      ----------------      ----------------


                                                         F-5

                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                               STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


          Net cash provided by financing activities               919,988               325,000            30,590,071
                                                         ----------------      ----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                    80,022               (36,253)              615,664
CASH AND CASH EQUIVALENTS, beginning of period                    535,642                53,709                    --
                                                         ----------------      ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                 $        615,664      $         17,456      $        615,664
                                                         ================      ================      ================



                                                                                                     January 1, 1999
                                                                   Three Months Ended                (Inception) to
                                                                       March 31,                        March 31,
                                                               2005                  2004                 2005
                                                         ----------------      ----------------      ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $         26,603      $             --      $        107,047
                                                         ================      ================      ================
  Income taxes paid                                      $            800      $            804      $          8,287
                                                         ================      ================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services               $             --      $             --      $        377,993
                                                         ================      ================      ================
   Shares Issued for re-pricing of conversion rate       $             --      $             --      $        175,000
                                                         ================      ================      ================
   Common shares and warrants issued for
     settlement                                          $             --      $             --      $        303,050
                                                         ================      ================      ================
   Warrants issued in connection with financing          $        724,305      $             --      $      6,296,008
                                                         ================      ================      ================
   Beneficial conversion feature of convertible debt     $        275,695      $             --      $      4,640,965
                                                         ================      ================      ================
   Common stock issued in exchange for debt              $        959,858      $        341,798      $      9,247,585
                                                         ================      ================      ================

                                                See accompanying notes.


                                                         F-6

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


(1)      DESCRIPTION OF BUSINESS

         One Voice Technologies, Inc. (the "Company") is a voice recognition technology company. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets which allow business and consumer phone users to voice dial, group conference call, read and send e-mail and instant message, all by voice. We offer PC OEM's the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

         Located in San Diego, California, the Company has 11 full-time employees and 6 consultant/part-time employees. The company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations on July 14, 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

         Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:

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

         For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                ONE VOICE TECHNOLOGIES, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                                For the Three Months Ended
                                                                        March 31,
                                                                   2005            2004
                                                                -----------     -----------
         Net loss, as reported                                  $(2,064,816)    $(1,242,434)

         Stock compensation                                            (100)        (21,663)
                                                                -----------     -----------
         Pro forma net loss                                     $(2,064,916)    $(1,264,097)
                                                                ===========     ===========

         Basic and diluted historical loss per share            $     (0.01)    $     (0.01)
         Pro forma basic and diluted loss per share             $     (0.01)    $     (0.01)


         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,064,816 during the three months ended March 31, 2005 and had an accumulated deficit of $39,906,302. The Company had negative working capital of $885,539 at March 31, 2005. Cash flows used for operations amounted to $822,200 for the three months ended March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         The Company's revenue recognition is in accordance of applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

(3)      NOTES PAYABLE:

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At March 31, 2005 the balance on the note payable was $100,000.

(4)      LICENSE AGREEMENT LIABILITY:

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

(5)      CONVERTIBLE NOTES PAYABLE:

On March 18, 2005, the Company held its first closing pursuant to a subscription agreement it entered into with several accredited investors as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date.

The Company received $1,000,000 of the purchase price on the initial closing date of March 18, 2005 and will receive an additional $1,000,000 of the purchase price pursuant to the second closing, which will take place on the 5th day after the Company's registration statement registering the shares of our common stock, issuable upon conversion of the promissory notes and exercise of the warrants is declared effective by the Securities and Exchange Commission.

The convertible notes bear simple interest at 6% per annum payable June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date.

The Company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

During the three months ended March 31, 2005, $959,858 of notes payable was converted into approximately 26,000,000 shares of the Company's common stock at an average conversion price of $0.036 per share.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Convertible notes payable at March 31, 2005 consists of the following:


                                          Due                    Principal        Unamortized             Net
                                          Date                    Amount            Discount            Balance
                                     -----------------      -----------------    ---------------    --------------
     CURRENT PORTION
         La Jolla Cove
         Investors, Inc.             December 12, 2005      $         157,728    $       (45,968)   $      111,760
                                                            =================    ================   ==============

     LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 October 28, 2007       $          40,000    $       (35,766)   $        4,234
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          December 23, 2007      $          75,000    $       (68,121)   $        6,879
                                                            -----------------    ---------------    --------------

         Stonestreet Limited
         Partnership                 December 23, 2007      $         100,000    $       (90,211)   $        9,789
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $         400,000    $      (395,341)   $        4,659
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                     March 18, 2008         $         125,000    $      (123,544)   $        1,456
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 18, 2008         $         400,000    $      (395,341)   $        4,659
                                                            -----------------    ---------------    --------------

         Omega Capital Small
         Cap Fund                    March 18, 2008         $          45,000    $       (44,476)   $          524
                                                            -----------------    ---------------    --------------

         Osher Capital,
         Inc.                        March 18, 2008         $          30,000    $       (29,650)   $          350
                                                            -----------------    ---------------    --------------

            TOTAL LONG TERM PORTION                         $       1,215,000    $    (1,182,450)   $       32,550
                                                            =================    ===============    ==============


                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6)      COMMON STOCK:

         During the quarter ended March 31, 2005, Alpha Capital
         Akteingesellschaft converted Approximately $433,000 of notes payable into approximately 11,928,000 shares of the Company's common stock at an average conversion price of $0.036.

         During the quarter ended March 31, 2005, Stonestreet Limited Partnership converted approximately $326,000 of notes payable into approximately 8,970,000 shares of the Company's common stock at an average conversion price of $0.036.

         During the quarter ended March 31, 2005, Whalehaven Fund, Limited converted $41,000 of notes payable into approximately 1,026,000 shares of the Company's common stock at an average conversion price of $0.039.

         During the quarter ended March 31, 2005, Ellis International Ltd. converted approximately $84,500 of notes payable into approximately 2,098,000 shares of the Company's common stock at an average conversion price of $0.04.

         During the quarter ended March 31, 2005, Momona Capital Corp. converted approximately $76,000 of notes payable into approximately 1,938,000 shares of the Company's common stock at an average conversion price of $0.038.

(7)      SUBSEQUENT EVENTS:

         During April 2005, Alpha Capital Akteingesellschaft converted notes payable in the amount of $75,000 at an average conversion price of $0.028 into approximately 2,693,000 common shares.

         On April 22, 2005, the Company held a closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 5,500,000 shares of restricted common stock for a total purchase price of $145,200. In addition, the investor received an aggregate of 5,500,000 Class A common stock purchase warrants and 5,500,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $30 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
ABS Computer Technologies, Central Texas Telephone Cooperative, Golden State Cellular, Hector Communications, Inland Cellular, Niveus Media, Panhandle Telephone Cooperative, Plateau Wireless, Rural Cellular Corporation, Rural Telecommunications Group, Tata Infotech, Telispire PCS, Walt Disney Internet Group, Warner Home Video, West Central Wireless and Ztar Mobile. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia PC markets.

In the telecom sector, we have products for both wireless and wireline carriers. For wireless carriers, our MobileVoice(TM) product offers wireless subscribers the ability to read and send e-mail, group conference call, voice dial and generate voice-to-text SMS messages, all by voice. For residential landline carriers, our Voice-Enabled Directory Assistance (VEDA) offers residential subscribers the ability to call business and residential numbers by simply speaking the business or resident's name. In the telecom sector, there are over 150 wireless operators in the United States and over 1,200 ILEC's (Incumbent Local Exchange Carriers) providing landline services to both business and residential subscribers. Our market strategy has been to contract with local wireless and landline carriers to quickly generate revenue from our services and to demonstrate the market demand and readiness for our products. We currently have several local carriers (each with under 100,000 subscribers) which have either launched our services or are in the process of launching our services. By creating market awareness and competition at the local carrier level, we have begun closing deals with regional carriers, which have under 1,000,000 subscribers, and have also begun focusing on national carriers. During the first quarter of 2005, we signed an agreement with Rural Cellular Corporation (RCC) which is a large regional carrier in the eastern United States having approximately 800,000 subscribers. We anticipate RCC to launch our services to their subscribers in the third quarter of 2005. By partnering with a large regional carrier, such as RCC, it has already generated competition and market awareness for our services at the national carrier level. We believe this bottom up market penetration approach will generate substantial long-term recurring revenue streams for our company and position One Voice as a dominant leader in voice services for the telecom industry. Upcoming MobileVoice deployments for wireless carriers include: Plateau Wireless, Tata Teleservices in India, RCC and Ztar Mobile (7-Eleven Speak Out service). Upcoming landline VEDA deployments include: Panhandle Telephone Cooperative, Hector Communications and Central Texas Telephone Cooperative.

In the PC sector, our Media Center Communicator(TM) (MCC) product allows consumers to use their voice to play music, view photos and slideshows, read and send e-mail and place Voice-Over-IP (VoIP) phone calls, all from their in-home digital entertainment system - using voice commands. During the first quarter of 2005, both Microsoft and Intel demonstrated our MCC product at several major consumer tradeshows. Additionally, Microsoft has performed user focus group testing of our MCC product with very positive results and at the request of Intel, we have integrated our MCC product on their next generation mobile PC platform. This platform is currently being shown by Intel to PC OEM's for future production and distribution commitments. Our market strategy has been to work with PC OEM's to either bundle or sell our MCC product as an add-on sale of their Windows XP Media Center PC's. Additionally, we anticipate our MCC product will be sold both in-store and online by national retailers beginning this summer, 2005.

In 2004, One Voice was selected by Tata Infotech, a leading Indian IT company and part of the Tata Group, India's most trusted and best-known industrial group, to co-develop a customized MobileVoice solution for the high growth Indian telecom market. We have subsequently worked closely with members of their team to tune our MobileVoice platform to increase voice recognition rates for English speaking Indian users. Our mutual goal is to perform a pilot test of our MobileVoice platform to telecom providers in India in the fourth quarter of 2005, with a potential launch in 2006. The wireless industry in India is one of the fastest growing markets globally and we hope to position our products to align with this growth. We see a tremendous opportunity to generate substantial revenue with Tata and will continue to apply resources to make this a successful venture in the Indian market.

In summary, One Voice has closed several contracts with telecom carriers and we have begun generating revenue from local carriers including Golden State Cellular and Inland Cellular. We anticipate this revenue stream to grow rapidly with additional deployments from both local and regional carriers for our wireless and landline telecom products along with upcoming national retail sales of our Media Center Communicator PC product. Our focus is to generate a substantial recurring revenue stream and to become operationally break-even in the first quarter of 2006.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2005 and 2004.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                         Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                    ------------   ------------

         Gross revenues                             $     10,363   $         --

         Cost of sales                                    (1,128)            --
         General and administrative expenses          (2,074,051)    (1,242,434)
                                                    ------------   ------------

         Net loss                                   $ (2,064,816)  $ (1,242,434)
                                                    ============   ============


Discussion of the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

We had revenues of $10,363 for the three months ended March 31, 2005. There were no revenues for the three months ended March 31, 2004.

General and administrative expenses increased to $2,074,051 for the three months ended March 31, 2005 from $1,242,434 for the same period in 2004. The increase in general and administrative expenses over the same quarter in 2004 was due primarily to the amortization of debt discounts during the first quarter. Salary and wage expense was $327,500 for the three months ended March 31, 2005 as compared to $277,000 for the same period in 2004. The increase in 2005 as compared to 2004 arose primarily from an increase in our labor force. Legal and consulting expenses increased to $89,000 for the three months ended March 31, 2005 as compared to $61,000 for the same period in 2004. Depreciation and amortization expenses decreased to $51,000 for the three months ended March 31, 2004 from $150,000 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense increased to $1,057,000 in 2005, as compared to $345,000 in 2004, primarily due to amortization of debt discounts.

We had a net loss of $2,064,816, or basic and diluted net loss per share of $0.01, for the three months ended March 31, 2005 compared to $1,242,434, or basic and diluted net loss per share of $0.01, for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a negative working capital of $885,539 as compared to negative working capital of $1,124,263 at March 31, 2004.

Net cash used in operating activities was $822,200 for the quarter ended March 31, 2005 compared to $341,766 for the quarter ended March 31, 2004. We believe that our average monthly cash requirements approximate $260,000. From inception on January 1, 1999 to March 31, 2005, net cash used for operating activities was $25,025,429.

Net cash used in investing activities was $17,766 for the quarter ended March 31, 2005 compared to $19,487 for the quarter ended March 31, 2004. During the three months ended March 31, 2005, cash was primarily used for capitalized computer equipment and patents. From inception on January 1, 1999 to March 31, 2005, net cash used for investing activities was $4,948,978.

Net cash provided by financing activities was $919,988 for the quarter ended March 31, 2005 compared to $325,000 for the quarter ended March 31, 2004. From inception on January 1, 1999 to March 31, 2005 net cash provided by financing activities was $30,590,071.

We incurred a net loss of $2,064,816 during the quarter ended March 31, 2005, and had an accumulated deficit of $39,906,302. Our losses through March 31, 2005 included interest expense, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations up to December 2005. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally breakeven. The losses through the quarter ended March 31, 2005 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of our fiscal quarter ended March 31, 2005, we are aware of one pending litigation matter. That matter was filed by La Jolla Cove Investors, Inc. ("LJCI") for $2.4 million in damages. LJCI holds convertible debentures related to past financings. LJCI contends that One Voice Technologies, Inc. failed to honor its conversion notices resulting in damages. It has been explained to LJCI that there is an ambiguity on the date of our conversion obligation and that damages are speculative. A part of that dispute has been resolved by our settlement agreement to register 8,425,531 shares to honor the past conversion notice and an additional 8,425,531 shares pursuant to such agreement. A lawsuit was filed but is currently stayed by stipulation while the parties work out a resolution. It is difficult to access the potential liability or likelihood of success of such a claim. It does appear that a resolution involving registration of additional stock in favor of LJCI is probable. An Interim Settlement agreement was entered into between LJCI and One Voice on July 29th, 2004 and further amended on August 13, 2004. The parties agreed that One Voice shall include 16,851,062 shares of its common stock, on behalf of LJCI, in the next registration statement which was filed by One Voice. Such registration statement went effective with the Securities and Exchange Commission on October 15, 2004. In addition, the Interim Settlement Agreement includes a provision whereby LJCI will never institute any action or suit at law or in equity against any other parties with whom we may enter into financing transactions provided that we comply with the Interim Settlement Agreement.

As of our fiscal quarter ended March 31, 2005, we are aware of four claims asserted against us that may result in litigation. The first is a claim by Genuity Inc. ("Genuity") for alleged failure to pay for a functioning dial-up service for a virtual ISP product we had planned on offering in the fall of 2000. The initial Genuity Claim was for $231,935.36. That claim dropped to $102,816.00 when we provided the Genuity agent with evidence that Genuity never delivered the promised service and we received no benefit from the contract. We have offered nothing to settle the claim. Approximately two years have passed since the last communication to us on this matter. No litigation has been filed. It is difficult to determine the likelihood of the matter being pursued by Genuity or the probability of success should it be pursued.

The Second Claim is by Penton Media for cancellation fees related to the following trade shows: Spring Internet World 2001; Wireless West 2001; and Wireless East 2002. We signed up for and paid $60,000.00 for Spring Internet World 2001. We changed the scope of our presence at that show (i.e., used a much smaller space) and reached a verbal agreement to have the balance of the $60,000 to be used toward space at the remaining two shows. We and Penton were never able to come to terms regarding the credit to be applied for those shows, booth size, or location. The necessary additional agreements were not signed. We did not use any space at the two subsequent shows. We have been contacted by an agent for Penton claiming a balance due of $19,980.00. We have attempted to have Penton provide information to substantiate its claim in light of the fact that we actually used considerably less space than we actually paid to use. We need to further investigate this claim to determine if the amount claimed is owed or whether we are due a refund. There has been no contact or activity related to this matter during the past two years.

The Third Claim involves Alpha Tech Stock Transfer Company ("Alpha Tech"). Alpha Tech has asserted a claim against us in the amount of $200,000.00. In a subsequent phone conversation, Alpha Tech's counsel clarified that the claim was actually $150,000.00. The nature of the claim is as follows: Alpha Tech is the former transfer agent for us. Alpha Tech was sued. That claim was settled and Alpha Tech has now made a claim to us pursuant to a letter dated May 16, 2003. In that claim, Alpha Tech contends that we should cover its litigation costs from the prior proceeding. Alpha Tech's claim appears to center around an indemnity agreement signed by Dean Weber, our CEO, on behalf of us requesting that Alpha Tech replace lost shares of a shareholder Stephanie Jackson. We investigated Alpha Tech (which we replaced some time ago) and learned that Alpha Tech has been removed as a stock transfer agent by the SEC for prior illegal conduct. Alpha Tech had been the transfer agent for the corporation that preceded us and we subsequently retained a new transfer agent. This is a matter related to activities of our shareholders, the shareholders of our predecessor corporation and of the transfer agent. We intend to investigate the claim and to inform counsel for Alpha Tech that there is no basis for a claim against us. It is difficult to determine if Alpha Tech will pursue the matter further. There has been no activity on this claim in well over a year.

The Fourth Claim involves a request for indemnity from Warner Brothers regarding the Harry Potter DVD. We provided technology as part of a "special feature" for the Harry Potter DVD. Under the agreement between us and Warner Brothers, we agreed to indemnify Warner Brothers if a claim was made that the technology licensed by us to Warner Brothers infringed on some third party's rights. A claim was made to Warner Brothers regarding infringement. Warner Brothers contacted us to make us aware of the claim. Our counsel contacted the claimant who contended that it was not our technology which was infringing. This was explained to Warner Brothers' counsel. Warner Brothers explained that it did not feel that there was any infringement and that this was a nuisance claim. It stated that it intended to settle the matter for a nuisance payment and then would look to us for contribution. It is hard to estimate the extent of liability, if any. There has been no activity on this matter in nearly two years.


As of the date of this letter, we do not have a material outstanding balance for legal services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting December 31, 2004 and ending March 31, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None

SALES OF DEBT AND WARRANTS FOR CASH

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

The Company received $1,000,000 of the purchase price on the initial closing date of March 18, 2005 and will receive $1,000,000 of the purchase price pursuant to the second closing, which will take place on the 5th day after the Company's registration statement registering the shares of our common stock, issuable upon conversion of the promissory notes and exercise of the warrants is declared effective by the Securities and Exchange Commission. The convertible notes bear simple interest at 6% per annum payable June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date.

The Company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

The above offering and sales were deemed to be exempt under Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of One Voice or executive officers of One Voice, and transfer was restricted by One Voice in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

OPTION GRANTS

There were no option grants during the first quarter of 2005.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS:

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE: MAY 13, 2005            BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER


DATE: MAY 13, 2005            BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER