Form 10KSB/A
period 2004-12-31
ONE VOICE TECHNOLOGIES INC
filed 2005-06-03
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

ITEM 8A. CONTROLS AND PROCEDURES


As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

During the year ended December 31, 2004, there were certain directors, officers or beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2004. The following is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2004, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares:

     o Form 3 of Dean Weber filed on November 30, 2004; and Form 3 filed by Jacobo Kayolan filed on March 10, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2004, 2003 and 2002:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                         -------------------
                                                   Other
                                                   Annual    Restricted    Options     LTIP
Name & Principal             Salary     Bonus   Compensation   Stock        SARs      Payouts
   Position            Year    ($)       ($)          ($)      awards                   ($)
   --------            ----    ---       ---          ---      ------        ---        ---
Dean Weber, CEO        2004   252,000      -           -           -          -          -
CEO                    2003   241,629      -           -           -          -          -
                       2002   252,000      -           -           -          -          -

Rahoul Sharan, CFO     2004    68,450      -           -           -          -          -
                       2003    84,636      -           -           -          -          -
                       2002  142,500      -           -           -          -          -


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


                                  ONE VOICE TECHNOLOGIES, INC.

DATE:  JUNE 3, 2005          BY:  /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                  & DIRECTOR

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                           TITLE                       DATE

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         JUNE 3, 2005
-------------------------         AND DIRECTOR
DEAN WEBER



/S/ RAHOUL SHARAN                 CHIEF FINANCIAL OFFICER         JUNE 3, 2005
-------------------------         AND DIRECTOR
RAHOUL SHARAN



/S/ BRADLEY J. AMMON              DIRECTOR                        JUNE 3, 2005
-------------------------
BRADLEY J. AMMON