Form 10QSB/A
period 2005-03-31
ONE VOICE TECHNOLOGIES INC
filed 2005-06-03
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 3, 2005


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION



DATE: JUNE 3, 2005            BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER


DATE: JUNE 3, 2005            BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER