Form 10KSB/A
period 2004-12-31
ONE VOICE TECHNOLOGIES INC
filed 2005-07-01
CIK 1096088

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

                          ONE VOICE TECHNOLOGIES, INC.
                          ----------------------------

                 (Name of Small Business Issuer in its Charter)

                 NEVADA                                   95-4714338
                 ------                                   ----------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

6333 Greenwich Drive, Ste 240, San Diego CA                 92122
- -------------------------------------------                 -----
 (Address of principal Executive Offices)                 (Zip Code)

           (858) 552-4466                               (858) 552-4474
           --------------                               --------------
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

Commercial acceptance of our products and technologies will depend, among other things, on:

- -- the ability of our products and technologies to meet and adapt to the needs of our target markets;

- -- the performance and price of our products as compared to our competitors' products;

- -- our ability to deliver customer service directly and through our resellers; and

- -- the ability of our customers to utilize our product.

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


Critical Accounting Policies
- ----------------------------

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

                          ONE VOICE TECHNOLOGIES, INC.





DATE:  JULY 1, 2005          BY:  /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER) & DIRECTOR


DATE:  JULY 1, 2005               BY: /S/ RAHOUL SHARAN
                                  ---------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL
                                  OFFICER (PRINCIPAL ACCOUNTING AND PRINCIPAL
                                  FINANCIAL OFFICER) & DIRECTOR



Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





      SIGNATURE                           TITLE                       DATE


/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         JULY 1, 2005
-------------------------         (PRINCIPAL EXECUTIVE OFFICER)
DEAN WEBER                        AND DIRECTOR




/S/ RAHOUL SHARAN                 CHIEF FINANCIAL OFFICER         JULY 1, 2005
-------------------------         (PRINCIPAL ACCOUNTING AND
RAHOUL SHARAN                     PRINCIPAL FINANCIAL OFFICER)
                                  AND DIRECTOR




/S/ BRADLEY J. AMMON              DIRECTOR                        JULY 1, 2005
-------------------------
BRADLEY J. AMMON