Form 10QSB/A
period 2005-03-31
ONE VOICE TECHNOLOGIES INC
filed 2005-07-01
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 1, 2005



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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS:

Exhibit Number     Description
- --------------     -----------

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

               ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION






DATE: JULY 1, 2005            BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


DATE: JULY 1, 2005            BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACCOUNTING AND PRINCIPAL FINANCIAL OFFICER


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