Form 10QSB
period 2005-06-30
ONE VOICE TECHNOLOGIES INC
filed 2005-08-19
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 19, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2005

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

As of August 11, 2005, the registrant had 311,136,312 shares of common stock, $.001 par value, issued and outstanding.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                           June 30,      December 31,
                                                             2005            2004
                                                         ------------    ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $    154,098    $    535,642
   Other receivables                                           10,537           6,274
   Inventories                                                  5,255           9,724
   Other current assets                                        37,139          27,756
                                                         ------------    ------------

     Total current assets                                     207,029         579,396

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                  151,780         177,949

OTHER ASSETS:
   Software development costs, net                             54,974          77,865
   Software licensing costs, net                                   --             835
   Trademarks, net                                              8,432          13,310
   Patents, net                                               108,435         118,569
   Deposits                                                    16,182           2,157
   Deferred debt issue costs                                   61,191          96,954
                                                         ------------    ------------

       Total assets                                      $    608,023    $  1,067,035
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $    155,273    $    162,625
   Accrued expenses                                           109,504          72,887
   Security deposits                                            5,230          12,522
   License agreement liability                                990,000       1,050,000
   Current portion of convertible notes payable, net          131,476          92,044
                                                         ------------    ------------

       Total  current liabilities                           1,391,483       1,390,078

LONG-TERM DEBT:
   Long term portion of notes payable, net                    100,000         100,000
   Long term portion of convertible notes payable              73,999          32,656
                                                         ------------    ------------

       Total liabilities                                    1,565,482       1,522,734

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                  --              --
   Common stock; $.001 par value, 990,000,000 shares
     authorized, 301,608,056 and 246,467,927 shares
     issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively                          301,607         246,468
   Additional paid-in capital                              39,814,619      37,139,319
   Deficit accumulated during development stage           (41,073,685)    (37,841,486)
                                                         ------------    ------------

       Total stockholders' equity (deficit)                  (957,459)       (455,699)
                                                         ------------    ------------

Total liabilities and stockholders' equity (deficit)     $    608,023    $  1,067,035
                                                         ============    ============


                                       F-3

                                          ONE VOICE TECHNOLOGIES, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                                             January 1, 1999
                                 Three Months Ended                 Six Months Ended          (Inception) to
                          June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004    June 30, 2005
                          -------------    -------------    -------------    -------------    -------------
Revenue                   $      23,937    $          --    $      34,300    $          --    $     736,726
Cost of revenue                   3,725               --            4,853               --          212,458
                          -------------    -------------    -------------    -------------    -------------

     Gross profit                20,212               --           29,447               --          524,268

General and
   administrative
   expenses                   1,187,581        1,042,697        3,261,632        2,285,154       41,597,953
                          -------------    -------------    -------------    -------------    -------------

     Net loss             $  (1,167,369)   $  (1,042,697)   $  (3,232,185)   $  (2,285,154)   $ (41,073,685)
                          =============    =============    =============    =============    =============

Net loss per share,
   basic and diluted      $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                          =============    =============    =============    =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted        280,726,000      199,064,000      270,987,000      153,097,000
                          =============    =============    =============    =============

                                             See accompanying notes.



                                                       F-4

                                  ONE VOICE TECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE ENTERPRISE)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                     January 1, 1999
                                                            Six Months Ended         (Inception) to
                                                                June 30,                June 30,
                                                          2005            2004            2005
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $ (3,232,185)   $ (2,285,154)   $(41,073,685)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                          95,746         296,019       4,431,822
     Loss on disposal of assets                                 --              --          23,340
     Amortization of discount on notes payable           1,782,253         471,908       9,224,894
     Options issued in exchange for services                    --              --         459,393
     Warrants issued in exchange for services                   --              --         221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Other receivables                                      (4,263)        131,153         (10,537)
      Inventories                                            4,469              --          (5,255)
      Other current assets                                  (9,383)        (10,183)        (37,139)
      Deposits                                             (14,025)          7,769         (16,182)
      Deferred debt issue costs                             35,763              --         (61,191)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                       (7,353)        249,879         155,274
     Accrued expenses                                       36,617              --         109,504
     License agreement liability                           (60,000)              --        990,000
     Security deposit                                       (7,292)             --           5,230
                                                      ------------    ------------    ------------

          Net cash used in operating activities         (1,379,653)     (1,138,609)    (25,582,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (23,316)        (28,675)     (1,515,379)
   Software licensing                                           --              --      (1,145,322)
   Software development costs                                   --         (20,575)     (1,675,601)
   Trademarks                                                   --              --        (242,731)
   Patents                                                  (7,523)         (6,768)       (183,018)
   Loan fees                                                    --              --        (200,000)
                                                      ------------    ------------    ------------

          Net cash used in investing activities            (30,839)        (56,018)     (4,962,051)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock, net                --              --      18,465,148
     Retirement of common stock, net                            --              --         (10,000)
     Proceeds from loans payable                                --              --         100,000
     Proceeds from convertible note payable                919,988              --      10,665,879
     Proceeds from warrant exercise                        108,960       1,309,864       1,478,004
                                                      ------------    ------------    ------------

          Net cash provided by financing activities      1,028,948       1,309,864      30,699,031
                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                           (381,544)        115,237         154,098
CASH AND CASH EQUIVALENTS, beginning of period             535,642          53,709              --
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period              $    154,098    $    168,946    $    154,098
                                                      ============    ============    ============

                                                                                                     January 1, 1999
                                                                   Six Months Ended                  (Inception) to
                                                                       June 31,                          June 30,
                                                               2005                  2004                 2005
                                                         ----------------      ----------------      ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $         44,727      $             --      $        125,171
                                                         ================      ================      ================
  Income taxes paid                                      $            800      $            800      $          8,287
                                                         ================      ================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services               $             --      $             --      $        377,993
                                                         ================      ================      ================
   Shares Issued for re-pricing of conversion rate       $             --      $             --      $        175,000
                                                         ================      ================      ================
   Common shares and warrants issued for
     settlement                                          $             --      $             --      $        303,050
                                                         ================      ================      ================
   Warrants issued in connection with financing          $        724,305      $             --      $      6,296,008
                                                         ================      ================      ================
   Beneficial conversion feature of convertible debt     $        275,695      $             --      $      4,640,933
                                                         ================      ================      ================
   Common stock issued in exchange for debt              $      1,410,266      $        490,901      $      9,697,993
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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

         Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below


                                            Three Months Ended               Six Months Ended
                                    June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                    -------------    -------------    -------------    -------------
Net loss, as reported               $  (1,167,369)   $  (1,042,697)   $  (3,232,185)   $  (2,285,154)
Deduct: total stock based
employee compensation expense
determined under fair value based
methods for all options, net of              (200)         (15,723)            (300)         (37,386)
related tax effects                            --               --               --               --

     Pro forma net loss                (1,167,569)      (1,058,240)      (3,232,485)      (2,322,540)


Earnings per share:

   Basic- as reported               $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                    =============    =============    =============    =============
   Basic- pro forma                 $       (0.01)   $       (0.01)   $       (0.01)   $       (0.02)
                                    =============    =============    =============    =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                  280,726,000      199,064,000      270,987,000      153,097,000
                                    =============    =============    =============    =============

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company's stock option plans. The fair value of the grants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                  Expected life                                 3 Years
                  Risk-free interest rate                          5.5%
                  Dividend yield                                      -
                  Volatility                                       100%


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

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $3,232,185 during the six months ended June 30, 2005 and had an accumulated deficit of $41,073,685. The Company had negative working capital of $1,184,454 at June 30, 2005. Cash flows used for operations amounted to $1,379,653 for the six months ended June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS 123, "Accounting for Share-Based Payment, Revised Statement ("SFAS 123(R)"). SFAS 123(R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flow". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure in no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first annual period after June 15, 2005. The Company has not assessed the impact the adoption of SFAS 123(R) may have on its results of operations or overall financial position.


(4)      NOTES PAYABLE:

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At June 30, 2005 the balance on the note payable was $100,000.

(5)      LICENSE AGREEMENT LIABILITY:

         In March 2000 the Company entered into a Software License Agreement ("License Agreement") with Philips Speech Processing, a division of Philips Electronics North America ("Philips"). Pursuant to the License Agreement, the Company received a world-wide, limited, nonexclusive license to certain speech recognition software owned by Philips. The initial term of the License Agreement was three (3) years, and the License Agreement included an extended term provision under which the License Agreement was automatically renewable for successive one (1) year periods, unless terminated by either party upon a minimum of sixty
         (60) days written notice prior to the expiration of the initial term or any extended.

         The License Agreement provides for the Company to pay a specified commission on revenues from products incorporating licensed software, and includes minimum royalty payment obligations over the initial three
         (3) year term of the License Agreement in the aggregate amount of $1,100,000.

         Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000, through December 31, 2004
(due on June 30th and December 31st of each year).
         In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

Through March 31, 2005 the Company was accruing technology license expense in the amount of $41,667 per month based on the revised minimum royalty payment obligation schedule. Subsequent to March 31, 2005, the Company determined that the accrual made during the first quarter of 2005 totaling $125,000 was not necessary, and as a result, reversed this amount during the quarter ended June 30, 2005.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(6)      CONVERTIBLE NOTES PAYABLE:

         During the six months ended June 30, 2005, approximately $1,410,000 of notes payable was converted into approximately 43,000,000 shares of the Company's common stock at an average conversion price of $0.036 per share.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Convertible notes payable at June 30, 2005 consists of the following:


                                          Due                    Principal        Unamortized             Net
                                          Date                    Amount            Discount            Balance
                                     -----------------      -----------------    ----------------   --------------
     CURRENT PORTION
         La Jolla Cove
         Investors, Inc.             December 12, 2005      $         157,728    $        (26,252)  $      131,476
                                                            =================    ================   ==============

     LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007      $          10,000    $        (8,188)   $        1,812
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $         400,000    $      (362,007)   $       37,993
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                     March 18, 2008         $         125,000    $      (113,127)   $       11,873
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 18, 2008         $         160,000    $      (144,803)   $       15,197
                                                            -----------------    ---------------    --------------

         Omega Capital Small
         Cap Fund                    March 18, 2008         $          45,000    $       (40,726)   $        4,274
                                                            -----------------    ---------------    --------------

         Osher Capital,
         Inc.                        March 18, 2008         $          30,000    $       (27,150)   $        2,850
                                                            -----------------    ---------------    --------------

            TOTAL LONG TERM PORTION                         $         770,000    $       (696,001)  $       73,999
                                                            =================    ================   ==============


(7)      COMMON STOCK:

         During the six months ended June 30, 2005, Alpha Capital Akteingesellschaft converted Approximately $510,000 of notes payable into approximately 14,620,000 shares of the Company's common stock at an average conversion price of $0.035. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 2,000,000 shares of common stock for cash in the amount of $48,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During the six months ended June 30, 2005, Stonestreet Limited Partnership converted approximately $460,000 of notes payable into approximately 13,822,000 shares of the Company's common stock at an average conversion price of $0.030.

         During the six months ended June 30, 2005, Whalehaven Fund, Limited converted $280,000 of notes payable into approximately 10,136,000 shares of the Company's common stock at an average conversion price of $0.033.

         During the six months ended June 30, 2005, Ellis International Ltd. converted approximately $80,000 of notes payable into approximately 2,098,000 shares of the Company's common stock at an average conversion price of $0.040. During the same period, Ellis International Ltd. exercised warrants to purchase 1,540,000 shares of common stock for cash in the amount of $36,960.

         During the six months ended June 30, 2005, Momona Capital Corp. converted approximately $80,000 of notes payable into approximately 1,938,000 shares of the Company's common stock at an average conversion price of $0.038. During the same period, Momona Capital exercised warrants to purchase 1,000,000 shares of common stock for cash in the amount of $24,000.

(8)      SUBSEQUENT EVENTS:

         During July 2005, Osher Capital converted notes payable in the amount of $15,000 at an average conversion price of $0.027 into approximately 557,000 common shares.

         During July 2005, Omega Capital converted notes payable in the amount of $20,000 at an average conversion price of $0.026 into approximately 758,000 common shares.

         During July 2005, Ellis International Ltd. converted notes payable of approximately $43,000 at an average conversion price of $0.027 into approximately 1,614,000 common shares.

         On July 13, 2005, we held our second closing pursuant to a Subscription Agreement we entered into with several accredited investors dated as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. On the second closing date, we issued an aggregate of (i) $1,000,000 in 6% convertible promissory notes, (ii) 38,461,537 Class A common stock purchase warrants and (iii) 38,461,537 Class B common stock purchase warrants.

         The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

         The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share.

         On July 11, 2005, the Company held a closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 3,000,000 shares of restricted common stock for a total purchase price of $98,400. In addition, the investor received an aggregate of 3,000,000 Class A common stock purchase warrants and 3,000,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

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

OVERVIEW

One Voice Technologies, Inc. is a voice recognition technology company with over $40 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia PC markets.

In the telecom sector, we have products for both wireless and wireline carriers. For wireless carriers, our MobileVoice(TM) product offers wireless subscribers the ability to read and send e-mail, group conference call, voice dial and generate voice-to-text SMS messages, all by voice. For residential landline carriers, our Alternative to Directory Assistance (ADA) offers residential subscribers the ability to call business and residential numbers by simply speaking the business or resident's name. In the telecom sector, there are over 150 wireless operators in the United States and over 1,200 ILEC's (Incumbent Local Exchange Carriers) providing landline services to both business and residential subscribers. Our market strategy has been to contract with local wireless and landline carriers to quickly generate revenue from our services and to demonstrate the market demand and readiness for our products. We currently have several local carriers (each with under 100,000 subscribers) which have either launched our services or are in the process of launching our services. By creating market awareness and competition at the local carrier level, we have begun closing deals with regional carriers, which have under 1,000,000 subscribers, and have also begun focusing on national carriers. During the first quarter of 2005, we signed an agreement with Rural Cellular Corporation (RCC) which is a large regional carrier in the eastern United States having approximately 800,000 subscribers. We anticipate RCC to launch our services to their subscribers in the fourth quarter of 2005. By partnering with a large regional carrier, such as RCC, it has already generated competition and market awareness for our services at the national carrier level. We believe this bottom up market penetration approach will generate substantial long-term recurring revenue streams for our company and position One Voice as a dominant leader in voice services for the telecom industry. Upcoming MobileVoice deployments for wireless carriers include: Eloqui Wireless, Cell One of Amarillo, Plateau Wireless, Tata Teleservices in India, RCC and Ztar Mobile (7-Eleven Speak Out service). Upcoming landline VEDA deployments include: Panhandle Telephone Cooperative, Hector Communications and Central Texas Telephone Cooperative.

In the PC sector, our Media Center Communicator(TM) (MCC) product allows consumers to use their voice to play music, view photos and slideshows, read and send e-mail and place Voice-Over-IP (VoIP) phone calls, all from their in-home digital entertainment system - using voice commands. Our MCC product was recently demonstrated by both Microsoft and Intel at the 2005 Consumer Electronics Show (CES) and is currently showcased for the next 12 months at the INNOVENTIONS attraction at Epcot at the Walt Disney World Resort in Lake Buena Vista, Florida. Additionally, at the request of Intel, we have integrated our MCC product on their next generation mobile PC platform. This platform is currently being shown by Intel to PC OEM's for future production and distribution commitments. Our market strategy has been to work with PC OEM's to either bundle or sell our MCC product as an add-on sale of their Windows XP Media Center PC's. Our MCC product is currently sold at 20 high traffic CompUSA stores nationally and we are finalizing details with other large national distribution channels.

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

In summary, One Voice has closed several contracts with telecom carriers and we have begun generating revenue from local carriers including Golden State Cellular, Inland Cellular and West Central Wireless. We anticipate this revenue stream to grow rapidly with additional deployments from both local and regional carriers for our wireless and landline telecom products along with sales from CompUSA of our Media Center Communicator PC product. Our focus is to generate a substantial recurring revenue stream and to become operationally break-even in the first quarter of 2006.


RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended June 30, 2005 and 2004.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                        Three Months Ended
                                                             June 30,
                                                        2005           2004
                                                    ------------   ------------

         Gross revenues                             $     23,937   $         --

         Cost of sales                                    (3,725)            --
         General and administrative expenses          (1,187,581)    (1,042,697)
                                                    ------------   ------------

         Net loss                                   $ (1,167,369)  $ (1,042,697)
                                                    ============   ============


Discussion of the three months ended June 30, 2005 compared with the three months ended June 30, 2004.

We had revenues of $23,937 for the three months ended June 30, 2005. There were no revenues for the three months ended June 30, 2004.

General and administrative expenses increased to $1,187,581 for the three months ended June 30, 2005 from $1,042,697 for the same period in 2004. The increase in general and administrative expenses over the same quarter in 2004 was due primarily to the amortization of debt discounts during the second quarter of 2005. Salary and wage expense was $346,287 for the three months ended June 30,

2005 as compared to $307,838 for the same period in 2004. The increase in 2005 as compared to 2004 arose primarily from an increase in salaries. Depreciation and amortization expenses decreased to $44,964 for the three months ended June 30, 2005 from $145,578 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense increased to $568,182 in 2005, as compared to $126,536 in 2004, primarily due to the inclusion in 2005 of debt discount amortization in the amount of $502,692.

We had a net loss of $1,167,369, or basic and diluted net loss per share of $0.01, for the three months ended June 30, 2005 compared to $1,042,697, or basic and diluted net loss per share of $0.01, for the same period in 2004.

SIX MONTH PERIOD IN 2005 COMPARED WITH SIX MONTH PERIOD IN 2004

Net revenue totaled 29,447 for the six months ended June 30, 2005. Net revenues totaled $0 for the six months ended June 30, 2004.

Operating expenses increased to $3,261,632 for the six months ended June 30, 2005 ("2005 Period") from $2,285,154 for the six months ended June 30, 2004 ("2004 Period"). The net increase in operating expenses over the 2004 Period was a direct result of the increased non-cash interest expense associated with debt financings. Non-cash interest expense associated with debt financing increased to $1,625,279 for the 2005 Period, as compared to $471,341 for the 2004 Period.

Salary and wage expense increased to $673,874 for the 2005 Period as compared to $584,610 for the 2004 Period. Depreciation and amortization decreased to $95,746 for the 2005 Period from $296,019 for the 2004 Period.

We had a net loss of $3,232,185 or basic and diluted net loss per share of $0.01 For the six months ended June 30, 2005 compared to a net loss of $2,285,154 or basic and diluted net loss per share of $0.01 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a negative working capital of $1,184,454 as compared to a negative working capital of $810,682 at December 31, 2004.

Net cash used in operating activities was $1,379,653 for the 2005 Period compared to $1,138,609 for the 2004 Period. We believe that our average monthly cash requirements approximate $250,000. From inception on January 1, 1999 to June 30, 2005, net cash used for operating activities was $25,582,882.

Net cash used in investing activities was $30,839 for the 2005 Period compared to $56,018 for the 2004 Period. During the three months ended June 30, 2005, cash was primarily used for capitalized computer equipment and patents. From inception on January 1, 1999 to June 30, 2005, net cash used for investing activities was $4,962,051.

Net cash provided by financing activities was $1,028,948 for the 2005 Period compared to $1,309,864 for 2004 Period. From inception on January 1, 1999 to June 30, 2005 net cash provided by financing activities was $30,699,031.

We incurred a net loss of $3,232,185 during the 2005 Period and had an accumulated deficit of $41,073,685. Our losses through June 30, 2005 included interest and amortization expenses, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations through December 2005. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally breakeven. The losses through the quarter ended June 30, 2005 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of our fiscal quarter ended June 30, 2005, we are aware of one pending litigation matter. That matter was filed by La Jolla Cove Investors, Inc. ("LJCI"). A previous lawsuit filed by LJCI had been dismissed with prejudice. LJCI filed another lawsuit after dismissing the first one. The most recent case Claims One Voice failed to honor conversion notices in June of 2005. The lawsuit claims damages in excess of $75,000 according to proof.

LJCI holds convertible debentures related to past financings. LJCI contends that One Voice. failed to honor its conversion notices resulting in damages. One Voice tendered the full amount of the LJCI debenture plus interest to LJCI. At the time, LJCI was actively litigating the first suit and trying to re-negotiate the terms of the underlying debenture documents. The parties did not reach an agreement on the attempted re-negotiation of the terms.

One Voice intends to file a cross-complaint for declaratory relief regarding its rights and obligations under the debenture documents with LJCI and for damages caused by LJCI's conduct. It is One Voice's position that LJCI has repudiated the terms of the debenture documents by its conduct.

It is difficult to access the potential liability or likelihood of success of such a claim and cross-claim.

As of our fiscal quarter ended June 30, 2005, the Company is not aware of any claims it believes are likely to result in litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting March 31, 2005 and ending June 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

On May 6, 2005, the Company held a closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 2,500,000 shares of restricted common stock for a total purchase price of $66,000. In addition, the investor received an aggregate of 2,500,000 Class A common stock purchase warrants and 2,500,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

During the quarter ended June 30, 2005, we issued an aggregate total of 125,000 options to employees.

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  AUGUST 19, 2005        BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


DATE: AUGUST 19, 2005         BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACCOUNTING AND PRINCIPAL FINANCIAL OFFICER)