Form 10QSB
period 2005-09-30
ONE VOICE TECHNOLOGIES INC
filed 2005-11-18
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 18, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrants is a shell company (as defined in rule 12b of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 9, 2005, the registrant had 352,963,107 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

     Balance Sheets                                                      F-3
     Statements of Operations                                            F-4
     Statements of Cash Flows                                            F-5
     Notes to Financial Statements                                       F-6

                              ONE VOICE TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                                     BALANCE SHEETS
                                      (UNAUDITED)


                                                         September 30,    December 31,
                                                             2005            2004
                                                         ------------    ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $    322,679    $    535,642
   Accounts receivable                                         29,161              --
   Other receivables                                               --           6,274
   Inventories                                                 13,117           9,724
   Other current assets                                        49,212          27,756
                                                         ------------    ------------

     Total current assets                                     414,169         579,396

PROPERTY AND EQUIPMENT, net                                   132,393         177,949

OTHER ASSETS:
   Software development costs, net                             47,763          77,865
   Software licensing costs, net                                   --             835
   Trademarks, net                                              6,100          13,310
   Patents, net                                               101,798         118,569
   Deposits                                                    21,111           2,157
   Deferred debt issue costs                                  101,844          96,954
                                                         ------------    ------------

       Total assets                                      $    825,178    $  1,067,035
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $     70,323    $    162,625
   Accrued expenses                                           112,877          72,887
   Security deposits                                            5,230          12,522
   License agreement liability                                960,000       1,050,000
   Current portion of convertible notes payable, net          151,192          92,044
                                                         ------------    ------------

       Total  current liabilities                           1,299,622       1,390,078

LONG-TERM DEBT:
   Long term portion of notes payable                         100,000         100,000
   Long term portion of convertible notes payable             158,968          32,656
                                                         ------------    ------------

       Total liabilities                                    1,558,590       1,522,734

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                  --              --
   Common stock; $.001 par value, 990,000,000 shares
     authorized, 312,336,001 and 246,467,927 shares
     issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                          312,336         246,468
   Additional paid-in capital                              41,106,969      37,139,319
   Deficit accumulated during development stage           (42,152,717)    (37,841,486)
                                                         ------------    ------------

       Total stockholders' equity (deficit)                  (733,412)       (455,699)
                                                         ------------    ------------

Total liabilities and stockholders' equity (deficit)     $    825,178    $  1,067,035
                                                         ============    ============





                                         ONE VOICE TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                                             January 1, 1999
                                 Three Months Ended                 Nine Months Ended        (Inception) to
                          Sept 30, 2005    Sept 30, 2004    Sept 30, 2005    Sept 30, 2004    Sept 30, 2005
                          -------------    -------------    -------------    -------------    -------------

Revenue                   $      48,139    $       2,060    $      82,440    $       2,060    $     784,866
Cost of revenue                  11,636            1,930           16,489            1,930          224,094
                          -------------    -------------    -------------    -------------    -------------

     Gross profit                36,503              130           65,951              130          560,772

General and
   administrative
   expenses                   1,115,531        1,022,471        4,377,182        3,307,623       42,713,489
                          -------------    -------------    -------------    -------------    -------------

     Net loss             $  (1,079,028)   $  (1,022,341)   $  (4,311,231)   $  (3,307,493)   $ (42,152,717)
                          =============    =============    =============    =============    =============

Net loss per share,
   basic and diluted      $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                          =============    =============    =============    =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted        309,881,000      217,587,000      283,973,000      174,775,000
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






                                     ONE VOICE TECHNOLOGIES, INC.
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                     January 1, 1999
                                                            Nine Months Ended         (Inception) to
                                                                Sept 30,                Sept 30,
                                                          2005            2004            2005
                                                      ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $ (4,311,231)   $ (3,307,493)   $(42,152,717)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                         138,764         438,026       4,474,840
     Loss on disposal of assets                                 --              --          23,340
     Amortization of discount on notes payable           1,945,442         530,846       9,388,071
     Options issued in exchange for services                    --              --         459,393
     Warrants issued in exchange for services                   --              --         221,650
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
      Receivables                                          (22,887)        130,726         (29,161)
      Inventories                                           (3,393)             --         (13,117)
      Other current assets                                 (21,456)        (21,296)        (49,212)
      Deposits                                             (18,954)          7,769         (21,111)
      Deferred debt issue costs                             (4,890)             --        (101,844)
   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                      (92,302)        391,964          70,323
     Accrued expenses                                       39,990              --         112,877
     License agreement liability                           (90,000)             --         960,000
     Security deposit                                       (7,292)             --           5,230
                                                      ------------    ------------    ------------

          Net cash used in operating activities         (2,448,209)     (1,829,458)    (26,651,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (28,136)        (43,007)     (1,520,199)
   Software licensing                                           --              --      (1,145,322)
   Software development costs                                   --         (20,080)     (1,675,601)
   Trademarks                                                   --              --        (242,731)
   Patents                                                 (10,154)        (26,915)       (185,649)
   Loan fees                                                    --              --        (200,000)
                                                      ------------    ------------    ------------

          Net cash used in investing activities            (38,290)        (92,002)     (4,969,502)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of common stock                309,600              --      18,774,748
     Retirement of common stock, net                            --              --         (10,000)
     Proceeds from loans payable                                --              --         100,000
     Proceeds from issuance of convertible
      notes payable                                      1,854,976         620,975      11,600,867
     Proceeds from warrant exercises                       108,960       1,369,047       1,478,004
                                                      ------------    ------------    ------------

          Net cash provided by financing activities      2,273,536       1,990,022      31,943,619
                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                           (212,963)         68,562         322,679
CASH AND CASH EQUIVALENTS, beginning of period             535,642          53,709              --
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period              $    322,679    $    122,271    $    322,679
                                                      ============    ============    ============






                                                                                                     January 1, 1999
                                                                   Nine Months Ended                  (Inception) to
                                                                       Sept 30,                          Sept 30,
                                                               2005                  2004                 2005
                                                         ----------------      ----------------      ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $         59,727      $         56,497      $        140,171
                                                         ================      ================      ================
  Income taxes paid                                      $            800      $            800      $          8,287
                                                         ================      ================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
   Options issued in exchange for services               $             --      $             --      $        377,993
                                                         ================      ================      ================
   Shares Issued for re-pricing of conversion rate       $             --      $             --      $        175,000
                                                         ================      ================      ================
   Common shares and warrants issued for
     settlement                                          $             --      $             --      $        303,050
                                                         ================      ================      ================
   Warrants issued in connection with financing          $      1,399,637      $        322,793      $      6,971,340
                                                         ================      ================      ================
   Beneficial conversion feature of convertible debt     $        600,363      $        298,182      $      4,965,601
                                                         ================      ================      ================
   Common stock issued in exchange for debt              $      1,614,945      $        505,301      $      9,902,672
                                                         ================      ================      ================

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

         Located in San Diego, California, the Company has 11 full-time employees and 5 consultant/part-time employees. The company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations on July 14, 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         STOCK BASED COMPENSATION:

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


                                            Three Months Ended               Nine Months Ended
                                    Sept 30, 2005    Sept 30, 2004    Sept 30, 2005    Sept 30, 2004
                                    -------------    -------------    -------------    -------------
Net loss, as reported               $  (1,079,028)   $  (1,022,341)   $  (4,311,231)   $  (3,307,493)
Deduct: total stock based
employee compensation expense
determined under fair value based
methods for all options, net of              (400)          (7,600)            (700)         (45,600)
related tax effects                            --               --               --               --
                                    -------------    -------------    -------------    -------------
     Pro forma net loss             $  (1,079,428)   $  (1,029,941)   $  (4,311,931)   $  (3,353,093)
                                    =============    =============    =============    =============

Earnings per share:

   Basic- as reported               $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                                    =============    =============    =============    =============
   Basic- pro forma                 $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                                    =============    =============    =============    =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                  309,881,000      217,587,000      283,973,000      174,775,000
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


         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

         GOING CONCERN:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,311,231 during the nine months ended September 30, 2005 and through September 30, 2005 had an accumulated deficit of $42,152,717. The Company had negative working capital of $885,453 at September 30, 2005. Cash flows used for operations amounted to $2,448,209 for the nine months ended September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS 123, "Accounting for Share-Based Payment, Revised Statement ("SFAS 123(R)"). SFAS 123(R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flow". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure in no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not assessed the impact the adoption of SFAS 123(R) may have on its results of operations or overall financial position.

(4)      NOTES PAYABLE:

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At September 30, 2005 the balance on the note payable was $100,000.

(5)      LICENSE AGREEMENT LIABILITY:

         In March 2000 the Company entered into a Software License Agreement ("License Agreement") with Philips Speech Processing, a division of Philips Electronics North America ("Philips"). Pursuant to the License Agreement, the Company received a world-wide, limited, nonexclusive license to certain speech recognition software owned by Philips. The initial term of the License Agreement was three (3) years, and the License Agreement included an extended term provision under which the License Agreement was automatically renewable for successive one (1) year periods, unless terminated by either party upon a minimum of sixty
         (60) days written notice prior to the expiration of the initial term or any extended term.

         The License Agreement provides for the Company to pay a specified commission on revenues from products incorporating licensed software, and includes minimum royalty payment obligations over the initial three
         (3) year term of the License Agreement in the aggregate amount of $1,100,000.

         Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000, through December 31, 2004(due on June 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest. The Company is currently in discussions with Philips to restructure the agreement and settle past due balances.

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

         On the second closing date, the Company received approximately $935,000, net of debt issue cash cost of approximately $65,000. The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

         The Company issued an aggregate of 38,461,537 Class A common stock purchase warrants and 38,461,537 Class B common stock purchase warrants to their investors. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The fair value of the warrants of approximately $675,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $325,000 will be amortized over the life of the debt using the interest method.


         During the nine months ended September 30, 2005, $1,615,000 of notes payable was converted into approximately 50,344,000 shares of the Company's common stock at an average conversion price of $0.032 per share.

                                            ONE VOICE TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                     Convertible notes payable at September 30, 2005 consists of the following:


                                          Due                    Principal        Unamortized             Net
                                          Date                    Amount            Discount            Balance
                                     -----------------      -----------------    ----------------   --------------
     CURRENT PORTION
         La Jolla Cove
         Investors, Inc.             December 12, 2005      $         157,728    $        (6,536)   $      151,192
                                                            =================    ================   ==============

     LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007      $          10,000    $        (7,706)   $        2,294
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $         350,000    $      (297,317)   $       52,683
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                     March 18, 2008         $          56,744    $       (48,202)   $        8,542
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 18, 2008         $         160,000    $      (135,914)   $       24,086
                                                            -----------------    ---------------    --------------

         Omega Capital Small
         Cap Fund                    March 18, 2008         $           5,000    $        (4,247)   $          753
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft           July 13, 2008         $         400,000    $      (371,326)   $       28,674
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                      July 13, 2008         $         125,000    $      (116,039)   $        8,961
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                 July 13, 2008         $         400,000    $      (371,326)   $       28,674
                                                            -----------------    ---------------    --------------

         Omega Capital Small
         Cap Fund                     July 13, 2008         $          45,000    $       (41,774)   $        3,226
                                                            -----------------    ---------------    --------------

         Osher Capital,
         Inc.                         July 13, 2008         $          15,000    $       (13,925)   $        1,075
                                                            -----------------    ---------------    --------------

            TOTAL LONG TERM PORTION                         $       1,566,744    $    (1,407,776)  $       158,968
                                                            =================    ================   ==============


(7)      COMMON STOCK:

         During the nine months ended September 30, 2005, Alpha Capital Akteingesellschaft converted approximately $559,000 of notes payable into approximately 16,550,000 shares of the Company's common stock at an average conversion price of $0.034. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 2,000,000 shares of common stock for cash in the amount of $48,000.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During the nine months ended September 30, 2005, Stonestreet Limited Partnership converted approximately $456,000 of notes payable into approximately 13,822,000 shares of the Company's common stock at an average conversion price of $0.030.

         During the nine months ended September 30, 2005, Whalehaven Fund, Limited converted $286,000 of notes payable into approximately 10,136,000 shares of the Company's common stock at an average conversion price of $0.033.

         During the nine months ended September 30, 2005, Ellis International Ltd. converted approximately $153,000 of notes payable into approximately 4,670,000 shares of the Company's common stock at an average conversion price of $0.032. During the same period, Ellis International Ltd. exercised warrants to purchase 1,540,000 shares of common stock for cash in the amount of $36,960.

         During the nine months ended September 30, 2005, Momona Capital Corp. converted approximately $76,000 of notes payable into approximately 1,938,000 shares of the Company's common stock at an average conversion price of $0.038. During the same period, Momona Capital exercised warrants to purchase 1,000,000 shares of common stock for cash in the amount of $24,000.

         During the nine months ended September 30, 2005, Omega Capital Small Cap Fund converted $40,000 of notes payable into approximately 1,515,000 shares of the Company's common stock at an average conversion price of $0.027.

         During the nine months ended September 30, 2005, Osher Capital Inc. converted approximately $45,000 of notes payable into approximately 1,715,000 shares of the Company's common stock at an average conversion price of $0.027.

         During the nine months ended September 30, 2005, an accredited investor purchased an aggregate of 11,000,000 shares of restricted common stock for a total purchase price of $309,600. In addition, the investor received an aggregate of 11,000,000 Class A and 11,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.


(8)      SUBSEQUENT EVENTS:

         During October 2005, Ellis International Ltd. converted notes payable in the amount of $31,700 at an average conversion price of $0.025 into approximately 1,284,000 common shares.

         During October 2005, Alpha Capital AG converted notes payable in the amount of $50,000 at an average conversion price of $0.025 into approximately 2,000,000 common shares.

         On October 13, 2005, the Company held its first closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 6,000,000 shares of restricted common stock for a total purchase price of $196,800. In addition, the investor received an aggregate of 6,000,000 Class A common stock purchase warrants and 6,000,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

         The Company received $98,400 of the purchase price on the initial closing date of October 13, 2005 and received an additional $98,400 of the purchase price pursuant to the second closing, which took place on October 25, 2005.

         On October 27, 2005, Whalehaven Capital Fund Limited exercised warrants to purchase approximately 27,000,000 shares of common stock for cash in the amount of approximately $540,000.

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

Since the beginning of 2005, One Voice has launched our new Alternative to Directory Assistance( (ADA() telephony service with Panhandle Telephone and launched our MobileVoice( telephony service with West Central Wireless and Eloqui Wireless. Our telephony services are now bundled in many of our carrier partners' standard rate plans. We anticipate closing and announcing additional carriers and launching both Cellular One of Amarillo and Ztar Mobile along with launching a pilot of our MobileVoice service in India with Tata. Recently, our focus has shifted to larger, less rural, carriers and we intend to focus our resources to these opportunities.

Additionally, since the summer of 2005,One Voice has launched our Media Center Communicator product on Newegg.com, CompUSA, Dell.com, RicaVision, PCAlchemy, ABS Computer Technologies and Cannon PC. In October 2005 we were invited by Microsoft to participate as a launch partner for their new version of Windows XP Media Center Edition 2005 where One Voice announced our new mceSpeechTools product. mceSpeechTools allows third party Media Center developers to add voice recognition to their new or existing Media Center applications. Media Center Communicator currently supports the latest version of Microsoft Windows XP Media Center Edition 2005 Update Rollup 2 and will support Windows Vista when available.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months and nine ended September 30, 2005 and 2004.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                       Three Months Ended                Nine Months Ended
                                                            Sept 30,                         Sept 30,
                                                     2005             2004             2005             2004
                                                 -----------      -----------      -----------      -----------
         Gross revenues                          $    48,139      $     2,060      $    82,440      $     2,060

         Cost of sales                               (11,636)          (1,930)         (16,489)          (1,930)
         General and administrative expenses      (1,115,531)      (1,022,471)      (4,377,182)       3,307,623
                                                 -----------      -----------      -----------      -----------

         Net loss                                $(1,079,028)     $(1,022,341)      (4,311,231)      (3,307,493)
                                                 ===========      ===========      ===========      ===========


Discussion of the three months ended September 30, 2005 compared with the three months ended September 30, 2004.

Gross revenues amounted to $48,139 and $2,060 for the three months ended September 30, 2005 and 2004, respectively.

General and administrative expenses increased to $1,115,534 for the three months ended September 30, 2005 from $1,022,471 for the same period in 2004. Salary and wage expense was $301,635 for the three months ended September 30, 2005 as compared to $303,909 for the same period in 2004. Depreciation and amortization expenses decreased to $43,018 for the three months ended September 30, 2005 from $142,008 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense increased to $359,196 in 2005, as compared to $71,109 in 2004, primarily due to the inclusion in 2005 of debt discount amortization in the amount of $340,964.

We had a net loss of $1,079,026, or basic and diluted net loss per share of $0.01, for the three months ended September 30, 2005 compared to $1,022,341, or basic and diluted net loss per share of $0.01, for the same period in 2004.

NINE MONTH PERIOD IN 2005 COMPARED WITH NINE MONTH PERIOD IN 2004

Gross revenue totaled 82,440 for the nine months ended September 30, 2005. Gross revenues totaled $2,060 for the nine months ended September 30, 2004.

Operating expenses increased to $4,377,182 for the nine months ended September 30, 2005 ("2005 Period") from $3,307,623 for the nine months ended September 30, 2004 ("2004 Period"). The net increase in operating expenses over the 2004 Period was a direct result of the increased non-cash interest expense associated with debt financings. Non-cash interest expense associated with debt financing increased to $1,984,475 for the 2005 Period, as compared to $542,450 for the 2004 Period.

Salary and wage expense increased to $975,509 for the 2005 Period as compared to $888,519 for the 2004 Period. Depreciation and amortization decreased to $138,764 for the 2005 Period from $438,026 for the 2004 Period.

We had a net loss of $4,311,231 or basic and diluted net loss per share of $0.02 for the nine months ended September 30, 2005 compared to a net loss of $3,307,493 or basic and diluted net loss per share of $0.02 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a negative working capital of $885,453 as compared to a negative working capital of $810,682 at December 31, 2004.

In October 2005, the Company received $196,800 through a private placement of 6,000,000 shares of common stock and an aggregate of 12,000,000 warrants.

In addition, in October 2005, the Company received approximately $540,000 from the exercise of 27,000,000 warrants.

Net cash used in operating activities was $2,448,209 for the 2005 Period compared to $1,829,458 for the 2004 Period. We believe that our average monthly cash requirements approximate $270,000. From inception on January 1, 1999 to September 30, 2005, net cash used for operating activities was $26,651,438.

Net cash used in investing activities was $38,290 for the 2005 Period compared to $92,002 for the 2004 Period. During the three months ended September 30, 2005, cash was primarily used for capitalized computer equipment and patents. From inception on January 1, 1999 to September 30, 2005, net cash used for investing activities was $4,969,502.

Net cash provided by financing activities was $2,273,536 for the 2005 Period compared to $1,990,022 for 2004 Period. From inception on January 1, 1999 to September 30, 2005 net cash provided by financing activities was $31,943,619.

We incurred a net loss of $4,311,231 during the 2005 Period and had an accumulated deficit of $42,152,717. Our losses through September 30, 2005 included interest and amortization expenses, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations through March 2006. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally cash flow positive. The losses through the quarter ended September 30, 2005 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

As of our fiscal quarter ended September 30, 2005, we are aware of one pending litigation matter. That matter was filed by La Jolla Cove Investors, Inc. ("LJCI") for an unspecified amount of damages. LJCI holds convertible debentures related to past financings. LJCI contends that One Voice Technologies, Inc. failed to honor its conversion notices resulting in damages. La Jolla Cove filed a similar suit in 2004 and dismissed the suit after the Company transferred shares pursuant to conversion notices and an interim settlement agreement. In particular, the Company agreed to and did register 8,425,531 shares to honor the past conversion notice and an additional 8,425,531 shares pursuant to such agreement.

Part of the resolution of the first lawsuit restrained La Jolla Cove from tendering additional conversion notices for a specified period of time. During that time period, La Jolla Cove requested that we amend the terms of the outstanding debentures. We refused to do so. We tendered back the outstanding debenture amounts to LJCI on two occasions. We secured alternative financing and did not honor further conversion notices from LJCI. LJCI filed a second suit and unsuccessfully sought an injunction, which was denied by the court, to force the Company to honor its conversion notices. It is difficult to determine the potential liability or likelihood of success of such a claim. An adverse decision in this litigation could materially impact the fiscal operations of the Company.

As of our fiscal quarter ended September 30, 2005, we are aware of one material active claim asserted against us that may result in litigation. That claim is by a Thomas J. Frasier, Sr. Mr. Frasier claims that an unspecified amount of damages has resulted from allegedly material misrepresentations in the Company's press releases and previous financial disclosures. We dispute these allegations and claimed damages. It is difficult to determine whether litigation filed on this claim could materially impact the fiscal operation of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting July 1, 2005 and ending September 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  NOVEMBER 18, 2005        BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


DATE: NOVEMBER 18, 2005         BY: /S/ RAHOUL SHARAN
                                  ----------------------------------------------
                                  RAHOUL SHARAN, CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACCOUNTING AND PRINCIPAL FINANCIAL OFFICER)