Form 10KSB/A
period 2004-12-31
ONE VOICE TECHNOLOGIES INC
filed 2006-04-17
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 3)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No [X]

                                EXPLANATORY NOTE


One Voice Technologies, Inc. (the "Company") is filing this Amendment No. 3 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 1, 2005 (the "Annual Report") to amend and restate Items 6 and 7 of the Annual Report due to the following:

Subsequent to the issuance of the financial statements for the years ended December 31, 2004 and 2003, management determined that the Company's previous accounting for its warrants did not comply with Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). As a result, the Company determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. Accordingly, the previously reported financial statements for the years ended December 31, 2004 and 2003 have been restated. Specific effects of the restatements on the previously reported financial statements are described in Note 14 to the financial statements.

The complete text of Items 6 and 7 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, the Amendment includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer (principal executive officer) and Chief Finance Officer (principal financial officer) are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, and 32.2.

With the exception of the amended and restated financial information relative to
(i) the revision of the Going Concern section of Note 1, the revision of pro forma disclosures in the incentive and stock based compensation section in Note 2, the revision of Note 9, Income Taxes, and the inclusion of Note 14, Restatement to Financial Statements, (ii) the re-issuance of Report of Independent Registered Public Accounting Firm, (iii) the adjustments to the balance sheets, statements of operations, stockholders' equity and cash flows and (iv) the adjustments to the results of operations section included in Management's Discussion and Analysis of Financial Condition or Plan of Operations, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

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

Operating expenses decreased to $3,733,753 for the year ended December 31, 2004 from $3,665,261 for the same period in 2003. The decrease in operating expenses over the same period in 2003 was a direct result of a decrease of all major expense categories for the period as compared to the year prior. Salary and wage expense was $1,229,002 for the year ended December 31, 2004 as compared to approximately $1,195,000 for the same period in 2003. The increase in 2004 as compared to 2003 arose primarily from the addition of a marketing employee. Advertising and promotion expense totaled $27,262 for the year ended December 31, 2004 as compared to $11,770 for the same period in 2003. Advertising and promotion expense increase resulted from the company increasing it's travel budget. Legal and consulting expenses decreased to approximately $263,000 for the year ended December 31, 2004 from approximately $314,000 for the same period in 2003. Depreciation and amortization expenses decreased to approximately $499,000 for the year ended December 31, 2004 from approximately $664,000 for the same period in the prior year. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth. Interest expense decreased to approximately $1,650,000 in 2004, as compared to approximately $2,311,000 in 2003, primarily due to a decrease in the number of convertible debenture financings that the Company engaged in and the conversion of previously outstanding debt into common stock.

We had a net loss of $8,751,890 or basic and diluted net loss per share of $0.05 for the year ended December 31, 2004 compared to a net loss of $5,838,894 or basic and diluted net loss per share of $0.09 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a working capital deficit of $5,752,097 as compared with a working capital deficit of $1,082,259 at December 31, 2003.

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

From inception on January 1, 1999 to December 31, 2004 net cash provided by financing activities was $29,670,083.

We incurred a net loss of $8,751,890 during the year ended December 31, 2004 and had an accumulated deficit of $41,117,820. Our losses through December 2004 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses. Sales of our convertible debt securities have allowed us to maintain a positive cash flow balance from financing activities.

On April 13, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate in excess of 100%), mature on April 13, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 13, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 13, 2008 at a purchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $25,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $515,000 have been amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

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

Convertible notes payable had a face value of $1,317,000 at December 31, 2004. Convertible notes payable had a face value of $655,000 at December 31, 2003.

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

                              FINANCIAL STATEMENTS (RESTATED)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM                  F-1

FINANCIAL STATEMENTS (as restated):
  Balance Sheets                                                        F-2
  Statements of Operations                                              F-3
  Statements of Stockholders' Equity (Deficit)                       F-4 - F-7
  Statements of Cash Flows                                           F-8 - F-9
  Notes to Financial Statements                                      F-10 - F-23

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1 to the financial statements, One Voice Technologies (a Development Stage Enterprise) has reported accumulated losses during the development stage and had a working capital deficiency as of December 31, 2004. These factors raise substantial doubt the about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2004 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 14, the accompanying financial statements as of December 31, 2004 and 2003 and for the years then ended have been restated.


                                                         /s/ Peterson & Co., LLP

San Diego, California
March 7, 2005, except for Notes 1, 2, and 14, for which the date is March 31, 2006

                                   ONE VOICE TECHNOLOGIES, INC.
                            BALANCE SHEETS - DECEMBER 31, 2004 & 2003


                                               ASSETS

                                                                      2004               2003
                                                                 (As restated       (As restated
                                                                  see Note 14)       see Note 14)
                                                                 -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    535,642       $     53,709
  Other receivable                                                      6,274            137,000
  Inventories                                                           9,724                  -
  Other current assets                                                 27,756             37,698
                                                                 -------------      -------------

          Total current assets                                        579,396            228,407

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                           177,949            214,351

OTHER ASSETS:
  Software development costs, net                                      77,865            393,857
  Software licensing, net                                                 835              2,839
  Trademarks, net                                                      13,310             47,667
  Patents, net                                                        118,569             78,186
  Deposits                                                              2,157              9,926
  Deferred debt issue costs                                            96,954             48,200
                                                                 -------------      -------------

          Total assets                                           $  1,067,035       $  1,023,433
                                                                 =============      =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $    162,625       $    173,088
  Accrued expense                                                      72,887             58,419
  Security deposits                                                    12,522             12,522
  License agreement liability                                       1,050,000            670,000
  Warrant derivative liability                                      4,941,415            290,483
  Current portion of convertible notes payable, net                    92,044            106,154
                                                                 -------------      -------------
         Total current liabilities                                  6,331,493          1,310,666

LONG-TERM DEBT:
  Long term portion of notes payable, net                             100,000            100,000
  Long term portion of convertible notes payable                       32,656             19,957
                                                                 -------------      -------------
         Total liabilities                                          6,464,149          1,430,623


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                           --                 --
   Common stock; $.001 par value, 990,000,000 and 250,000,000
   Shares authorized at December 31, 2004 and 2003,
   respectively; 246,467,927 and 107,130,165 shares issued
   and outstanding at December 31, 2004 and 2003, respectively        246,468            107,131
  Additional paid-in capital                                       35,474,238         31,851,609
  Deficit accumulated during development stage                    (41,117,820)       (32,365,930)
                                                                 -------------      -------------

          Total stockholders' equity (deficit)                     (5,397,114)          (407,190)
                                                                 -------------      -------------

          Total liabilities and stockholders' equity (deficit)   $  1,067,035       $  1,023,433
                                                                 =============      =============


           The accompanying notes form an integral part of these financial statements.





                              ONE VOICE TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)


                                STATEMENTS OF OPERATIONS

                                                                        From inception
                                                                         on January 1,
                                         Year ended      Year ended        1999 to
                                         December 31,    December 31,    December 31,
                                            2004            2003            2004
                                         (As restated     (As restated    (As restated
                                          see Note 14)    see Note 14)    see Note 14)
                                        -------------   -------------   -------------

REVENUE                                 $      2,105    $     50,000    $    702,426

COST OF REVENUE                                1,930           6,000         207,605
                                        -------------   -------------   -------------

GROSS PROFIT                                     175          44,000         494,821


GENERAL AND ADMINISTRATIVE EXPENSES       (3,733,753)     (3,665,261)    (31,066,642)
                                        -------------   -------------   -------------

NET LOSS FROM OPERATIONS                  (3,733,578)    (3,621,261)     (30,571,821)


OTHER INCOME (EXPENSE)
   Interest Expense                       (1,649,641)     (2,310,711)     (7,270,406)
   Gain (Loss) on warrant derivative      (3,369,412)         93,078      (3,276,334)
   Other                                         741              --             741
                                        -------------   -------------   -------------
NET LOSS                                $ (8,751,890)   $ (5,838,894)   $(41,117,820)
                                        =============   =============   =============

NET LOSS PER SHARE, basic and diluted   $       (.05)   $       (.09)
                                        =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                      188,236,940      65,729,000
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





                                              ONE VOICE TECHNOLOGIES, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
                                        -------------   -------------   -------------   -------------   -------------

Issuance of common stock                   2,666,667           2,667         721,166                         723,833

Cashless exercise of warrants                 10,512              11             (11)                             --

Exercise of warrants for cash                 20,000              20           3,380                           3,400

Re-pricing adjustment for
  warrants outstanding                            --              --           9,000                           9,000

Shares issued in re-pricing-
  Stonestreet Capital                        833,334             833         174,167                         175,000

Conversion of debt to equity -
  Laurus Master Fund                       2,110,129           2,110         703,345                         705,455

Conversion of debt to equity -
  Stonestreet Capital                      4,294,596           4,294         899,405                         903,699

Conversion of debt to
  equity - Alpha Capital                   2,767,752           2,768         342,232                         345,000

Conversion of debt to
  equity - Ellis Enterprise                  300,842             301          39,699                          40,000

Conversion of debt to
  equity - Bristol Investments               225,699             226          29,774                          30,000

Net loss for the year ended
  December 31, 2002                                                                       (6,568,922)     (6,568,922)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2002              38,934,533    $     38,934    $ 27,901,010    $(26,527,036)   $  1,412,908

Issuance of warrants in connection
  with debt financing                                                        384,255                         384,255

Beneficial conversion feature
  embedded in debt securities                                              1,291,535                       1,291,535

Issuance of options in exchange
  For services                                                                12,543                          12,543

Conversion of debt to
  equity - Alpha Capital                  32,644,593          32,645       1,294,342                       1,326,987

Conversion of debt to
  equity - Bristol Investments            17,340,192          17,341         707,392                         724,733

Conversion of debt to
  equity - Ellis Enterprise               12,426,253          12,426         497,472                         509,898

Conversion of debt to
  equity - Greenwich Funds                 3,849,278           3,849          97,762                         101,611


Conversion of debt to
  equity - 0114 Limited                    1,935,766           1,936          48,859                          50,795

Reclassification of warrants to
  current liabilities                                                       (383,561)                       (383,561)

Net loss for the year ended
  December 31, 2003                                                                       (5,838,894)     (5,838,894)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2003             107,130,615    $    107,131    $ 31,851,609    $(32,365,930)   $   (407,190)
(As restated, see Note 14)


                                                         F-6





                                             ONE VOICE TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                           Deficit
                                                                                         accumulated
                                                Common stock              Additional       during           Total
                                        -----------------------------      paid-in       development    stockholders'
                                            Shares         Amount          capital          stage      equity (deficit)
                                        -------------   -------------   -------------   -------------   -------------

Issuance of warrants in connection
  with debt financing                                                      1,281,550                       1,281,550

Beneficial conversion feature
  embedded in debt securities                                                707,488                         707,488

Exercise of warrants for cash             12,008,067          12,008       1,368,121                       1,380,129

Debt issue costs                                                             120,138                         120,138

Conversion of debt to
  equity - Alpha Capital                  25,720,939          25,721         587,172                         612,893

Conversion of debt to
  equity - Bristol Investments             4,317,308           4,317          96,708                         101,025

Conversion of debt to
  equity - Ellis Enterprise                5,229,575           5,230         165,230                         170,460

Conversion of debt to
  equity - Greenwich Funds                 2,541,700           2,542          99,889                         102,431

Conversion of debt to
  equity - Whalehaven Capital              2,639,175           2,639         124,834                         127,473

Conversion of debt to
  equity - Whalehaven Fund                 2,009,448           2,009          84,787                          86,796

Conversion of debt to
  equity - Momona Capital                    375,994             376          14,777                          15,153

Conversion of debt to
  equity - Stonestreet Limited             6,067,844           6,068         239,640                         245,708

Conversion of debt to
  equity - La Jolla Cove                  78,427,262          78,427          13,845                          92,272

Reclassification of warrants to
  current liabilities                                                     (1,281,550)                     (1,281,550)

Net loss for the year ended
  December 31, 2004                                                                       (8,751,890)     (8,751,890)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2004             246,467,927    $    246,468    $ 35,474,238    $(41,117,820)   $ (5,397,114)
(As restated, see Note 14)              =============   =============   =============   =============   =============


                     The accompanying notes form an integral part of these financial statements.





                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENTS OF CASH FLOWS


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2004            2003            2004
                                                      (As restated     (As restated    (As restated
                                                       see Note 14)    see Note 14)    see Note 14)
                                                      -------------   -------------   -------------

Cash flows from operating activities:
  Net loss                                            $ (8,751,890)   $ (5,838,894)   $(41,117,820)
                                                      -------------   -------------   -------------

 Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                        499,216         664,302       4,336,076
      Loss on disposal of assets                                --              --          23,340
      Amortization of discount and finance cost          1,737,993       2,308,154       7,442,629
      Options issued in exchange for services                   --          12,543         459,393
      Warrants issued in exchange for services                  --              --         221,650
      Non-cash (gain) loss on warranty
        Derivative liability                             3,369,412         (93,078)      3,276,334

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:

      Other receivable                                     130,726        (107,112)         (6,274)

      Inventories                                           (9,724)             --          (9,724)

      Prepaid expenses                                       9,942          25,849         (27,756)
      Deposits                                               7,769          36,971          (2,157)
      Deferred debt issue costs                            (48,754)        (48,200)        (96,954)

  Increase (decrease) in liabilities:
      Accounts payable                                     (10,463)        480,382         162,625
      Accrued expenses                                      14,468              --          72,887
      License agreement liability                          380,000              --       1,050,000
      Deposit                                                   --              --          12,522

                                                      -------------   -------------   -------------

          Net cash used in operating activities         (2,671,305)     (2,559,083)    (24,203,229)
                                                      -------------   -------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment                       (63,046)        (31,201)     (1,492,063)
  Software licensing                                            --             --       (1,145,322)
  Software development costs                               (22,080)        (76,438)     (1,675,601)
  Trademarks                                                                  (262)       (242,731)
  Patents                                                  (65,718)        (35,312)       (175,495)
  Loan fees                                                     --              --        (200,000)
                                                      -------------   -------------   -------------

          Net cash used in investing activities           (150,844)       (143,213)     (4,931,212)
                                                      -------------   -------------   -------------

                                             (Continued)

            The accompanying notes form an integral part of these financial statements.





                                    ONE VOICE TECHNOLOGIES, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      From inception
                                                                                      on January 1,
                                                       Year ended       Year ended       1999 to
                                                      December 31,     December 31,    December 31,
                                                          2004            2003            2004
                                                      -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                   --              --      18,465,148
  Proceeds from convertible note payable, net            1,935,038       1,906,850       9,745,891
  Proceeds from notes payable                                   --         100,000         100,000
  Proceeds from warrant exercise                         1,369,044              --       1,369,044
  Retirement of common stock, net                               --              --         (10,000)
                                                      -------------   -------------   -------------

          Net cash provided by financing activities      3,304,082       2,006,850      29,670,083
                                                      -------------   -------------   -------------

Net increase (decrease) in cash                            481,933        (695,446)        535,642
Cash and cash equivalents, beginning of year                53,709         745,155              --
                                                      -------------   -------------   -------------

Cash and cash equivalents, end of year                $    535,642    $     49,709    $    535,642
                                                      =============   =============   =============

Supplemental disclosure of cash flow information:
  Interest paid                                       $     74,621    $     35,189    $     80,444
                                                      =============   =============   =============
  Income taxes paid                                   $        800    $        800    $      7,487
                                                      =============   =============   =============

Supplemental disclosure of non-cash financing activities:

   Options issued in exchange for services            $        --     $     12,543    $    377,993
                                                      =============   =============   =============
   Shares issued for re-pricing of conversion rate    $        --     $         --    $    175,000
                                                      =============   =============   =============
   Common shares and warrants issued for settlement   $         --    $         --    $    303,050
                                                      =============   =============   =============
   Issuance of warrant derivative in connection
      with private placement and debt financing       $  1,281,550    $    384,255    $  5,571,703
                                                      =============   =============   =============
   Beneficial conversion feature of debt              $    707,488    $  1,291,535    $  4,365,238
                                                      =============   =============   =============
   Common Stock issued upon conversion of debt        $  1,554,211    $  2,714,024    $  8,287,727
                                                      =============   =============   =============


                                                F-9

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB 25. The Company's pro forma information is as follows:

                                                     December 31, 2004   December 31, 2003
                                                    ------------------  ------------------
     Net loss, as restated                               $(8,751,890)        $(5,838,894)
                                                         ------------        ------------
     Stock compensation calculated under SFAS 123        $   (51,500)        $  (419,000)
                                                         ------------        ------------
     Pro forma net loss as restated                      $(8,803,390)        $(6,257,894)
                                                         ------------        ------------

     Basic and diluted historical loss per share         $     (0.05)        $     (0.09)
                                                         ------------        ------------
     Pro forma basic and diluted loss per share          $     (0.05)        $     (0.10)
                                                         ------------        ------------

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6) CONVERTIBLE NOTES PAYABLE:

On April 13, 2003, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited for the issuance of 4% convertible debentures in the aggregate amount of $600,000. The notes bear interest at 4% (effective interest rate in excess of 100%), mature on April 13, 2005, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.1166 or (ii) 80% of the average of the five lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before April 13, 2005 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 350,004 warrants to the investors. The warrants are exercisable until April 13, 2008 at a purchase price of $.1272 per share. Net proceeds amounted to approximately $540,000, net of debt issue cash cost of $60,000. The fair value of the warrants of $25,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $515,000 have been amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt issue costs was charged to interest expense.

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

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A summary of convertible notes payable balance at December 31, 2004 is as follows:

                                               Due                     Principal        Unamortized             Net
                                               Date                     Amount            Discount            Balance
                                         -----------------       -------------------  ----------------   ----------------
     CURRENT PORTION
         La Jolla Cove
         Investors, Inc.                  December 12, 2005      $         157,728    $       (65,684)   $       92,044


     LONG-TERM PORTION

         Whalehaven Fund
         Limited                          August 18, 2007        $          40,000    $       (30,538)   $        9,462
                                                                 ------------------   ----------------   ---------------

         Alpha Capital
         Aktiengesellschaft               October 28, 2007       $         200,000    $      (186,764)   $       13,236
                                                                 ------------------   ----------------   ---------------

         Momona Capital
         Corp.                            October 28, 2007       $          21,000    $       (20,104)   $          896
                                                                 ------------------   ----------------   ---------------

         Stonestreet Limited
         Partnership                      October 28, 2007       $          40,000    $       (38,295)   $        1,705
                                                                 ------------------   ----------------   ---------------

         Ellis International
         Limited                          October 28, 2007       $           4,841    $        (4,634)   $          207
                                                                 ------------------   ----------------   ---------------

         Alpha Capital
         Aktiengesellschaft               December 23, 2007      $         300,000    $      (297,487)   $        2,513
                                                                 ------------------   ----------------   ---------------

         Momona Capital
         Corp.                            December 23, 2007      $          54,000    $       (53,548)   $          452
                                                                 ------------------   ----------------   ---------------

         Stonestreet Limited
         Partnership                      December 23, 2007      $         420,000    $      (416,483)   $        3,517
                                                                 ------------------   ----------------   ---------------

         Ellis International
         Limited                          December 23, 2007      $          79,700    $       (79,032)   $          668
                                                                 ------------------   ----------------   ---------------

            TOTAL LONG TERM PORTION                              $       1,159,541    $    (1,126,885)   $       32,656
                                                                 ==================   ================   ===============


                                                               F-19

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(7) COMMON STOCK:

During the year ended December 31, 2003, the note holders converted the principal outstanding at December 31, 2002 of $1,235,000 plus accrued interest, into 19,008,757 common shares.

During the year ended December 31, 2003, Alpha Capital Aktiengesellschaft, Ellis Enterprises Ltd., Greenwich Growth Fund Limited, and 01144 Limited had converted all of its April 13, 2003 notes aggregating $700,000 plus interest into 20,675,854 common shares at an average conversion price of $0.03 per share.

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

(9) INCOME TAXES:

At December 31, 2004 and December 31, 2003, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $30,800,000 and $27,350,000 for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $28,000,000 and $24,500,000 for state purposes. The Federal and state net operating loss carry forwards will begin expiring in 2020 and 2007, respectively. The carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                                                                2004               2003
                                                                                            ------------       ------------
                  Expected tax provision (benefit) at statutory rates                       $ (2,918,979)      $ (1,984,951)
                  State taxes, net of Federal benefit                                                528                528
                  Meals & Entertainment                                                            2,923              1,119
                  Change in Valuation Allowance                                                1,236,748          1,227,704
                   Warrant derivative liability                                                1,088,936            (31,647)
                  Amortization of Beneficial Conversion Feature                                  590,644            788,047
                                                                                            ------------       ------------
                           Totals                                                           $        800       $        800
                                                                                            ============       ============

The provision (benefit) for income taxes in 2004 and 2003 consists of the
following:                                                                                      2004               2003
                                                                                            ------------       ------------
                  Current:
                     Federal                                                                $         --       $         --
                     State                                                                           800                800
                                                                                            ------------       ------------
                           Totals                                                                    800                800
                                                                                            ============       ============
                  Deferred:
                     Federal                                                                          --                 --
                     State                                                                            --                 --
                                                                                            ------------       ------------
                           Totals                                                                     --                 --
                                                                                            ------------       ------------
                           Totals                                                           $        800       $        800
                                                                                            ============       ============

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are shown below:

                                                                                                2004               2003
                                                                                            ------------       ------------
                  Deferred tax assets:
                          Accrued vacation                                                  $     23,208       $     19,594
                          Basis Difference in Fixed Assets                                        97,713             35,326
                     Net operating loss                                                       12,961,750         11,469,519
                     Other                                                                         1,716              1,716
                                                                                            ------------       ------------
                           Totals                                                           $ 13,084,387       $ 11,526,155
                                                                                            ------------       ------------
                  Deferred tax liabilities:
                     Deferred State Taxes                                                       (852,573)          (743,268)
                                                                                            ------------       ------------
                           Deferred tax asset (liability)                                   $ 12,231,814       $ 10,782,887
                           Valuation Allowance                                               (12,231,814)       (10,782,887)
                                                                                            ------------       ------------
                           Net Deferred Tax Asset (Liability)                                          0                  0
                                                                                            ============       ============

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
                                            ===========   ===========   ========


(14) - Restatement TO FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the years ended December 31, 2004 and 2003, management determined that the Company's previous accounting for its warrants did not comply with Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). As a result, the Company determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. Accordingly, the accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated from the amounts previously reported.

The impact of this restatement will change net income within the various periods covered. This correction in the accounting for its warrants had no impact on the Company's net sales, net cash flows, cash balances or debt covenant compliance.

                          ONE VOICE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A summary of the significant effects of the restatements is as follows:

                                                As Previously                                  As
                                                  Reported            Adjustments           Restated
                                              ----------------     ----------------     ----------------
As of December 31, 2004
-----------------------

Warrant derivative liability (current)        $            --      $     4,941,415      $     4,941,415

Total current liabilities                           1,390,078            4,941,415            6,331,493

Additional paid in capital                         37,139,319           (1,665,081)          35,474,238

Accumulated deficit                               (37,841,486)          (3,276,334)         (41,117,820)

Total shareholders' equity (deficit)                 (455,699)          (4,941,415)          (5,397,114)

Total liabilities and shareholder' equity           1,067,035                   --            1,067,035


Year Ended December 31, 2004
----------------------------

Gain (loss) on warrant derivative             $            --      $    (3,369,412)     $    (3,369,412)

Net loss                                            (5,382,478)          (3,369,412)          (8,751,890)

Net loss per share, basic and diluted         $         (0.03)     $         (0.02)     $         (0.05)


As of December 31, 2003
-----------------------

Warrant derivative liability (current)        $            --      $       290,483      $       290,483

Total current liabilities                           1,020,183              290,483            1,310,666

Additional paid in capital                         32,235,170             (383,561)          31,851,609

Accumulated deficit                               (32,459,008)              93,078          (32,365,930)

Total shareholders' equity (deficit)                 (116,707)            (290,483)            (407,190)

Total liabilities and shareholder' equity           1,023,433                   --            1,023,433


Year Ended December 31, 2003
----------------------------

Gain (loss) on warrant derivative             $            --      $        93,078      $        93,078

Net loss                                           (5,931,972)              93,078           (5,838,894)

Net loss per share, basic and diluted         $         (0.09)     $            --      $         (0.09)


                                                  F-25

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ONE VOICE TECHNOLOGIES, INC.

DATE:  APRIL 17, 2006         BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER & DIRECTOR

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                           TITLE                       DATE
      ---------                           -----                       ----

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         APRIL 17, 2006
-------------------------         AND DIRECTOR
DEAN WEBER



/S/ JAMES HADZICKI                CHIEF FINANCIAL OFFICER         APRIL 17, 2006
-------------------------
JAMES HADZICKI



/S/ BRADLEY J. AMMON              DIRECTOR                        APRIL 17, 2006
-------------------------
BRADLEY J. AMMON