Form 10KSB
period 2005-12-31
ONE VOICE TECHNOLOGIES INC
filed 2006-04-17
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2005

                         COMMISSION FILE NUMBER 0-27589
                         ------------------------------

                          ONE VOICE TECHNOLOGIES, INC.
                          ----------------------------

                 (Name of Small Business Issuer in its Charter)

                 NEVADA                                   95-4714338
                 ------                                   ----------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

4275 Executive Square, Ste 200, La Jolla CA                 92037
-------------------------------------------                 -----
 (Address of principal Executive Offices)                 (Zip Code)

           (858) 552-4466                               (858) 552-4474
           --------------                               --------------
      (Issuer's Telephone Number)                 (Issuer's Facsimile Number)

         Securities registered under Section 12(b) of the Exchange Act: None.

           Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK-$.001 PAR VALUE
                          ----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The issuer's revenues for the year ended December 31, 2005 were $142,285.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2006, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company was $15,400,000.

As of March 24, 2006 the issuer had 468,507,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------
Item 1.      Description of Business...........................................1
Item 2.      Description of Property...........................................8
Item 3.      Legal Proceedings.................................................8
Item 4.      Submission of Matters to a Vote of Security Holders...............9


PART II
-------
Item 5.      Market for Common Equity and Related Stockholder Matters..........9
Item 6.      Management's Discussion and Analysis or Plan of Operation........12
Item 7.      Financial Statements.............................................19
Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................20
Item 8A.     Controls and Procedures..........................................20
Item 8B.     Other Information................................................20


PART III
--------
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.............21
Item 10.     Executive Compensation...........................................26
Item 11.     Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...............................28
Item 12.     Certain Relationship and Related Transactions....................29
Item 13.     Exhibits.........................................................29
Item 14.     Principal Accountant Fees and Services...........................33

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Walt Disney Internet Group, Warner Home Video, Golden State Cellular, Inland Cellular, Eloqui Wireless, Cell One of Amarillo, Panhandle Telephone Cooperative, Plateau Wireless, West Central Wireless, Telispire PCS, NewEgg.com, PC Alchemy, CompUSA, Dell.com and Cannon PC. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We believe that we are strongly positioned across these markets with our patented voice technology.

Located in San Diego, California, the Company has 12 full-time employees and 5 consultant/part-time employees. The company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

MARKET OPPORTUNITY

We believe that the presence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications products mobile, more effective and safer to use and it makes communicating with a PC to play digit content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom and PC multimedia markets and more specifically on mobile communications from a cell phone and in-home digital media access.

In the Telecom sector, we believe that the Mobile Messaging market, which has both business and consumer market applications including: E-mail, Instant Messages, and SMS (Short Message Service), is extremely large and is growing at a rapid rate. Over six trillion text messages are sent globally every year, and messaging has shown the consistent ability to generate significant revenue for wireless carriers. One Voice solutions enable users to send, intelligently route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. Companies including Apple, Microsoft and Intel are actively creating products and technology, which allows consumers to experience the next generation of digital entertainment. One Voice's Media Center Communicator product works with Microsoft Windows XP Media Center Edition 2005 to add voice-navigation and communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Messages, all by voice.

ONE VOICE PRODUCTS

MOBILEVOICE PLATFORM

Our messaging and voice-activated dialing applications are built on our MobileVoice(TM) platform, which combines patented natural language speech processing with the scalability, redundancy and fault-tolerance of a server based, telco-ready architecture. The result is a completely integrated solution that allows people to:

         - Send free-format voice-to-text messages
         - Make voice-activated dialing calls
         - Access their E-mail from mobile environments - using voice.

MOBILEVOICE ACTIVATED DIALING(TM)

MobileVoice Activated Dialing is server-based and we believe it delivers higher levels of accuracy and reliability than other solutions on the market today. It was designed with a high capacity for contact lists, advanced functionality such as synchronization and import tools that interface with Microsoft Outlook and Lotus Notes, and we believe it requires less setup time than other solutions. It was designed to meet the challenges of today's mobile environments while delivering high accuracy for native and non-native speaking individuals.

We believe an opportunity exists for the adoption of MobileVice Activated Dialing by wireless carriers, as more safety legislation is introduced for hands free communications while operating motor vehicles. MobileVice Activated Dialing allows a user to place calls to members of a contact list using voice commands while employing safe driving techniques.

MOBILECONFERENCE(TM)

On-the-fly group conferencing is a new addition to One Voice's MobileVoice solution. MobileConference allows users to connect up to 64 people on a single conference call by speaking their name, group name or phone number.

MOBILEVOICE EMAIL(TM)

A unique Voice-to-Text Email solution that let's subscribers send free-form email messages to PCs, mobile phones or wireless alphanumeric paging devices while on the road. Available for English and Spanish it delivers some of the highest levels of accuracy in the industry.

MOBILEVOICE SMS(TM)

Short Message Service (SMS) has gained wide popularity in major markets throughout the world. MobileVoice SMS is a mobile Voice-to-Text SMS solution that let's subscribers send free-form messages from phone-to-phone with only their voice. Subscribers can avoid triple-tapping their text messages by dictating the message through the MobileVoice SMS interface. Subscribers can send messages within network or to subscribers on other networks.

MOBILEVOICE INSTANT MESSAGING(TM)

Instant Messaging has long been a popular way for friends and colleagues to communicate on their computers. MobileVoice Instant Messaging takes Instant Messaging mobile, allowing people to chat and send quick messages using free form dictation. Targeted at subscribers and enterprise customers, MobileVoice Instant Messaging allows for voice based instant communications in mobile environments.

MOBILEVOICE VOICE MAIL(TM)

MobileVoice Voice Mail lets subscribers record and send messages in their own voice. The voice recording of a message will be sent as an Email attachment to the recipient or group of recipients. These messages may be retrieved from any computer or phone.

MOBILEVOICE EMAIL READER(TM)

MobileVoice Email Reader allows subscribers to fully manage their Email accounts from any phone. Subscribers can sort and find important messages from specific contacts. The MobileVoice Email Reader offers management tools such as "Reply", "Reply to All", "Forward", "Skip" and "Delete" functionality. Subscribers can access personal and corporate Email accounts from any phone.

MEDIACENTER COMMUNICATOR Version 2

Media Center Communicator Version 2 uses voice recognition to control Windows(R) XP Media Center Edition 2005. Features include:

         - Voice Navigate Windows XP Media Center Edition 2005
         - Send E-Mail
         - Read E-Mail
         - SMS Text Messaging
         - Text Instant Messaging
         - PC-to-PC calls
         - Video conferencing
         - PC-to-Phone calling

COMMUNICATOR VOICE NAVIGATION

We believe that our Media Center Communicator(TM) Version 2 makes managing digital content easier and more efficient by using voice recognition technology. The user can play a particular song by saying its title, watch TV, read and send E-mail, place a phone call from a PC or Instant Message a friend using intuitive voice commands. Media Center Communicator(TM) Version 2 eliminates the need to navigate through numerous drop down menus to access favorite content which we believe makes the experience faster and more user friendly. The request of a particular song or artist can be done without turning on the television.

Our Media Center Communicator utilizes an open microphone solution where the user has the ability to control his/her Media Center without using a remote control. It can be set up whereby a microphone is constantly scanning the room for a keyword that the user has set. The keyword is a personalized system name used whenever the user wishes to make a command. The default is "One Voice."
Example: "One Voice, play artist The Rolling Stones."

COMMUNICATOR E-MAIL

Communicator's E-Mail reader will speak the user's E-Mail messages to him/her eliminating the need to use confining keyboard and mouse interfaces. The user has the ability to control everything using only voice. Communicator's E-Mail reader works with widespread E-Mail accounts, including, but not limited to, Yahoo, EarthLink, Lycos, and SBC.

COMMUNICATOR PC-TO-PHONE

Media Center Communicator's PC-to-phone calling allows full-duplex, high quality phone calling to preset contacts or keyed entries.

COMMUNICATOR INSTANT MESSENGER

Media Center Communicator's Instant Messenger allows for online chat sessions with other users on the One Voice network. Users can text message, talk or video chat using Communicator's high quality, full-duplex PC-to-PC audio and video.

COMMUNICATOR SMS TEXT MESSAGING

Media Center Communicator(TM) allows the user to send a quick message to someone on the road. Users can send SMS text messages to cellular telephones by speaking the name of a contact or entering the cellular phone number, entering or speaking the message and saying the "Send" command.

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

EMPLOYEES

At April 10, 2006, we employed 12 full-time employees and 5 consultant/part-time employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the year ended December 31, 2005 and 2004, we incurred a net loss of $1,546,000 and $8,752,000, respectively. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2006. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of voice interface software.

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

We are in the starting stages of our business plan and are therefore more vulnerable to unexpected or uncontrollable business and economic forces. Unknown software errors may not be corrected in time to develop a sustainable customer base. Unfavorable product reviews or news reports could squelch early sales efforts. A competitor may quickly release a better version of a similar product before we can complete our development efforts. Economic conditions such as a national or world recession, international trade restrictions on computer product sales, or a slowdown in new technology growth could reduce our revenues below financially-healthy levels. The risks of a development-stage company include the possible loss of all investment funds by investors.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 4275 Executive Square, Suite 200, La Jolla, California.

The Company leases its facility under a lease that expires in November 2010. The size of our office is 5,162 square feet.

Rent expense, net of sublease income, amounted to $193,503 for the year ended December 31, 2005.


ITEM 3. LEGAL PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As previously disclosed to the public in our reports filed with the Securities and Exchange Commission, we were the subject of a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. ("La Jolla") vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action") which was filed with the Court for an unspecified amount of damages. La Jolla held our convertible debentures related to our past financings. La Jolla claimed that we failed to honor its conversion notices resulting in damages. La Jolla filed a similar suit in 2004 and dismissed the suit after we transferred shares pursuant to conversion notices and an interim settlement agreement. In particular, we agreed to and did register 8,425,531 shares of our common stock to honor the past conversion notice and an additional 8,425,531 shares pursuant to such interim settlement agreement. Part of the resolution of the first lawsuit restrained La Jolla from tendering additional conversion notices for a specified period of time. During that time period, La Jolla requested that we amend the terms of the outstanding debentures, but we refused to do so. We tendered back the outstanding debenture amounts to La Jolla on two occasions. We secured alternative financing and did not honor further conversion notices from La Jolla. The Action was thereafter commenced by La Jolla.

On January 6, 2006, La Jolla and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

     o 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;
     o    $300,000 within 90 days of the date of the Settlement Agreement; and
     o    $400,000 within 150 days of the date of the Settlement Agreement.

Interest shall accrue on the $700,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. If any payment is not made within 30 days of its due date, La Jolla may enter a judgment against us for the then unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla.

In exchange for the aforementioned settlement payments, La Jolla shall cause a request for dismissal with prejudice to be filed with the Court which will dismiss the Action subject to our compliance with the terms of the Settlement Agreement.

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

The following table sets forth the high and low bid prices per share of common Stock in the quarter indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                     Low      High
                                    ------   -------

2004
First Quarter                        .02       .05
Second Quarter                       .01       .22
Third Quarter                        .08       .16
Fourth Quarter                       .01       .12

2005
First Quarter                        .04       .06
Second Quarter                       .03       .06
Third Quarter                        .03       .05
Fourth Quarter                       .02       .03

2006
First Quarter                        .02       .05

As of March 24, 2006, our common stock shares were held by 180 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

DIVIDEND POLICY

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting January 1, 2005 and ending December 31, 2005 that were not registered under the Securities Act of 1933, as amended. Underwriters were involved in none of these transactions.

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

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of One Voice or executive officers of One Voice, and transfer was restricted by One Voice in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS ANNUAL REPORT CONTAINS FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT. SEE "RISK FACTORS."

OVERVIEW OF THE BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Walt Disney Internet Group, Warner Home Video, Golden State Cellular, Inland Cellular, Eloqui Wireless, Cell One of Amarillo, Panhandle Telephone Cooperative, Plateau Wireless, West Central Wireless, Telispire PCS, NewEgg.com, PC Alchemy, CompUSA, Dell.com and Cannon PC. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

We believe that the presence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications products mobile, more effective and safer to use and it makes communicating with a PC to play digital content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom and PC multimedia markets and more specifically on mobile communications from a cell phone, directory assistance and in-home digital media access.

TELECOM SECTOR

In the Telecom sector, the Mobile Messaging market, which has both business and consumer market applications including: E-mail, Instant Messages, and SMS (Short Message Service), is extremely large and is growing at an astonishing rate. Over six trillion text messages are sent globally every year, and messaging has also shown the consistent ability to generate significant revenue for carriers. One Voice solutions enable users to send, intelligently route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

In 2005, the Company realized it's first recurring revenues from our MobileVoice(TM) suite of voice solutions. In addition, the Company deployed and realized recurring revenues from our proprietary ADA(TM) Alternative to Directory Assistance(TM) solution with deployments covering multiple regions. Management believes we are well positioned in this sector to increase our client base, deploy services to the wireless and landline carriers and realize continued growth from this sector.

The company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions which we believe may result in increased deployments and revenue stream. The product offerings will encompass both MobileVoice(TM) suite of solutions as well as our ADA(TM) Alternative to Directory Assistance(TM).

In 2005, the Company continued to work closely with Tata Infotech, an Indian information technology company and part of the Tata Group, India's most trusted and best-known industrial group, to co-develop a customized MobileVoice solution for the Indian telecom market. We have subsequently completed the early phase of testing and tuning of our MobileVoice platform, increasing voice recognition rates for English speaking Indian users. Our mutual goal is to perform a pilot test of our MobileVoice platform to telecom providers in India in early 2006 with a potential launch later this year upon successful outcome of the tests. The wireless industry in India is one of the fastest growing markets globally and we hope to position our products to align with this growth. We see a tremendous opportunity to generate revenue with Tata and will continue to apply resources to make this a successful venture in the Indian market.

PC SECTOR

In the PC sector, digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. Companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next generation of digital entertainment. The company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice.

In 2005, the Company released Version 2 of the Media Center Communicator. This version continues to deliver on the company's vision of total voice automation of the digital home including the management of one's digital content. To further this vision, the company has introduced mceSpeechTools.(TM) The mceSpeechTools(TM) is a set of tools designed for opening Media Center Communicator's API(Application Programming Interface) to other new and existing third-party applications. Opening up the application's API, enables other third-party applications such as home automation, uploading MP3 media content and "Movies on Demand" to be voice enabled. In addition, the company upgraded Version 2 of MCC to integrate with SKYPE(R) for placing VOIP calls through television and voice enabled messaging functionality.

The Company's strategy, in the PC Sector, is to continue its aggressive marketing efforts to sign-up system integrators, such as those engaged in the business of home theatre installation and value-added resellers under the company's reseller program launched in 2005. The company will continue to pursue OEMs for bundling agreements of its' Media Center Communicator product. These OEM agreements may include revenue share business models as well as discounted individual user license fees. The company will continue to use industry associations, forums and tradeshow events such as CES, CEDIA, EHX and Digital Life to promote awareness of our products and build strategic alliances.

The company has recently teamed up with Intel Corporation to launch an online training program for Intel Resellers worldwide. The Intel Reseller Channel represents hundreds of thousands of certified resellers of Intel products and solutions. The training program, entitled "How to Sell Intel Digital Home Platforms" is designed to educated Intel Resellers on the products and solutions currently available to build the ultimate Digital Home experience. This training program will also highlight the company's Media Center Communicator(TM) product.

In summary, since the beginning of 2005, the company has deployed services with telecom carriers and began recognizing recurring revenue. Management believes the company's transition into the revenue recognition phase was very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers. The management team remains committed to generating near and long term revenues significant enough to fund daily operations, building shareholder value, expand the intellectual property portfolio and developing cutting edge solutions and applications for the emerging speech recognition market sector.

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


RESULTS OF OPERATIONS

Discussion of the year ended December 31, 2005 compared with the year ended December 31, 2004.

Revenues totaled $142,000 for the year ended December 31, 2005. Revenues of $2,100 were earned for the year ended December 31, 2004. The recognition of increased revenues for the year ended 2005 resulted primarily from work performed in the MobileVoice/ADA sector.

Operating expenses decreased to $3,433,000 for the year ended December 31, 2005 from $3,734,000 for the same period in 2004.

Salary and wage expense was $1,326,000 for the year ended December 31, 2005 as compared to $1,229,000 for the same period in 2004. Advertising and promotion expense totaled $77,000 for the year ended December 31, 2005 as compared to $27,000 for the same period in 2004. Advertising and promotion expense increase resulted from the company increasing it's travel budget. Legal and consulting expenses decreased to approximately $231,000 for the year ended December 31, 2005 from approximately $263,000 for the same period in 2004. Depreciation and amortization expenses decreased to approximately $172,000 for the year ended December 31, 2005 from approximately $499,000 for the same period in the prior year. Amortization and depreciation expenses consisted of patent and trademarks, computer equipment, consultant fees, and tradeshow booth.

For the year ended December 31, 2005, other income was approximately $1,776,000 compared to other expense of approximately $5,018,000 for the same period in 2004. Other income (expenses) consisted of interest expense, settlement expense and gain (loss) on warrant derivative liability. Interest expense increased to approximately $2,487,000 for the year ended December 31, 2005, as compared to approximately $1,650,000 for the same period in 2004, primarily due to a warrant re-pricing in October 2005. Settlement expense increased to approximately $760,000 for the year ended December 31, 2005, as compared to $0 for the same period in 2004, due to a settlement agreement liability the Company entered into in the beginning of 2006. Gain on warrant derivative increased to approximately $5,070,000 for the year ended December 31, 2005, as compared to a loss of approximately $3,369,000 for the same period in 2004, due to a change in warrant valuation.

We had a net loss of $1,546,000 or basic and diluted net loss per share of $0.01 for the year ended December 31, 2005 compared to a net loss of $8,752,000 or basic and diluted net loss per share of $0.05 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had a working capital deficit of $3,731,000 as compared with a working capital deficit of $5,752,000 at December 31, 2004.

Net cash used for operating activities was $3,149,000 for the year ended December 31, 2005 compared to $2,644,000 for the year ended December 31, 2004.

Net cash used for investing activities was $58,000 for the year ended December 31, 2005 compared to net cash used of $151,000 for the year ended December 31, 2004.

Net cash provided by financing activities was $3,011,000 for the year ended December 31, 2005 and resulted from sales by the Company of convertible debt securities and common stock, and proceeds from the exercise of warrants during the year. This compares to proceeds of $3,277,000 from financing activities for the year ended December 31, 2004.

We incurred a net loss of $1,546,000 during the year ended December 31, 2005 and had an accumulated deficit of $42,664,000. Our losses through December 2005 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses.

FINANCING TRANSACTIONS

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

On March 18, 2005, the Company held its first closing pursuant to a subscription agreement it entered into with several accredited investors as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Company received $1,000,000 of the purchase price on the initial closing date of March 18, 2005 and will receive an additional $1,000,000 of the purchase price pursuant to the second closing. The convertible notes bear simple interest at 6% per annum payable June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date. The Company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

On July 13, 2005, we held our second closing pursuant to the Subscription Agreement we entered into with several accredited investors dated as of March 18, 2005. On the second closing date, the Company received approximately $935,000, net of debt issue cash cost of approximately $65,000. The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

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


SUBSEQUENT EVENTS

On January 24, 2006, we issued nonstatutory options to purchase an aggregate of 57,200,000 shares of our common stock at a price equal to $0.016 per share to certain of our employees, directors and consultants. The aforementioned options were issued pursuant to our 2005 Stock Incentive Plan.

On February 15, 2006, we voluntarily determined to reduce the exercise prices of 29,069,968 Class A warrants issued pursuant to the first closing of our March 2005 Subscription Agreement from an exercise price of $0.02 to $0.014 per share.

On March 16, 2006, the Company held a closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 3,000,000 shares of restricted common stock for a total purchase price of $60,000. In addition, the investor received an aggregate of 3,000,000 Class A common stock purchase warrants and 3,000,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

On March 20, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors dated as of dated as of March 17, 2006, pursuant to which the investors subscribed to purchase an aggregate principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of
(i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,115,000 which we issued on March 18, 2005 and July 13, 2005 to certain of the investors participating in this new private placement.

We issued an aggregate of 50,972,111 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

We anticipate maintaining a cash balance through our financial partners that will sustain operations up to December 2006. We continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001. The losses through the year ended December 31, 2005 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and licensing costs. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          ONE VOICE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    CONTENTS

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

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

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
One Voice Technologies, Inc.

We have audited the accompanying balance sheets of One Voice Technologies, Inc. (the "Company") as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations aggregating $42,644,000, and had a working capital deficit of $3,731,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             PETERSON & CO., LLP
San Diego, California
March 31, 2006

                                  ONE VOICE TECHNOLOGIES, INC.
                                         BALANCE SHEETS
                                    DECEMBER 31, 2005 & 2004

                                             ASSETS

                                                                        2005            2004
                                                                    ------------    ------------
                                                                                      (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    338,811         535,642
  Accounts receivable                                                     42,696           6,274
  Inventories                                                              5,254           9,724
  Prepaid expenses                                                        40,574          27,756
                                                                    ------------    ------------

          Total current assets                                           427,335         579,396

PROPERTY AND EQUIPMENT, net                                               84,703         177,949

OTHER ASSETS:
  Software development and licensing, net                                 40,552          78,700
  Trademarks, net                                                          5,517          13,310
  Patents, net                                                            94,200         118,569
  Deposits                                                                18,665           2,157
  Deferred debt issue costs                                               69,970          96,954
                                                                    ------------    ------------

          Total assets                                              $    740,942    $  1,067,035
                                                                    ============    ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                  $    128,630    $    162,625
  Accrued expenses                                                       147,305          72,887
  Security deposits                                                           --          12,522
  Settlement agreement liability                                         920,000              --
  License agreement liability                                            930,000       1,050,000
  Warrant derivative liability                                         2,032,299       4,941,415
  Current portion of convertible debt, net                                    --          92,044
                                                                    ------------    ------------
         Total current liabilities                                     4,158,234       6,331,493

LONG-TERM DEBT:
  Long term portion of notes payable,                                    100,000         100,000
  Long term portion of convertible debt, net                             221,850          32,656
                                                                    ------------    ------------
         Total liabilities                                             4,480,084       6,464,149


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                               --              --
  Common stock; $.001 par value, 990,000,000 and 250,000,000
   Shares authorized at December 31, 2005 and 2004,
   respectively; 363,590,152 and 246,467,927 shares issued
   and outstanding at December 31, 2005 and 2004, respectively           363,590         246,468
  Additional paid-in capital                                          38,561,381      35,474,238
  Accumulated deficit                                                (42,664,113)    (41,117,820)
                                                                    ------------    ------------

          Total stockholders' equity (deficit)                        (3,739,142)     (5,397,114)
                                                                    ------------    ------------

          Total liabilities and stockholders' equity (deficit)      $    740,942    $  1,067,035
                                                                    ============    ============


           The accompanying notes form an integral part of these financial statements.

                          ONE VOICE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                              Year ended       Year ended
                                             December 31,     December 31,
                                                 2005             2004
                                             -------------    -------------
                                                                (Restated)
REVENUE                                      $     142,285    $       2,105

COST OF REVENUE                                     31,467            1,930
                                             -------------    -------------

GROSS PROFIT                                       110,818              175

GENERAL AND ADMINISTRATIVE EXPENSES              3,433,281        3,733,753
                                             -------------    -------------

NET LOSS FROM OPERATIONS                        (3,322,463)   $  (3,733,578)


OTHER INCOME (EXPENSES)
  Interest expense                              (2,487,116)      (1,649,641)
  Settlement expense, net                         (760,387)              --
  Gain (loss) on warrant derivative              5,070,081       (3,369,412)
  Other, net                                       (46,408)             741
                                             -------------    -------------
NET LOSS                                     $  (1,546,293)   $  (8,751,890)
                                             =============    =============

NET LOSS PER SHARE, basic and diluted        $        (.01)   $        (.05)
                                             =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                            299,279,000      188,236,940
                                             =============    =============

  The accompanying notes form an integral part of these financial statements.

                                                ONE VOICE TECHNOLOGIES, INC.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common stock             Additional                        Total
                                              ----------------------------      paid-in      Accumulated     stockholders'
                                                 Shares          Amount         capital        deficit      equity (deficit)
                                              ------------    ------------    ------------   ------------   ----------------
Balance at December 31, 2003 (Restated)        107,130,615    $    107,131    $ 31,851,609   $(32,365,930)   $   (407,190)

Issuance of warrants in connection
  with debt financing                                                            1,281,550                      1,281,550

Beneficial conversion feature
  embedded in debt securities                                                      827,626                        827,626

Exercise of warrants for cash                   12,008,067          12,008       1,368,121                      1,380,129

Conversion of debt to
  equity - Alpha Capital                        25,720,939          25,721         587,172                        612,893

Conversion of debt to
  equity - Bristol Investments                   4,317,308           4,317          96,708                        101,025

Conversion of debt to
  equity - Ellis Enterprise                      5,229,575           5,230         165,230                        170,460

Conversion of debt to
  equity - Greenwich Funds                       2,541,700           2,542          99,889                        102,431

Conversion of debt to
  equity - Whalehaven Capital                    2,639,175           2,639         124,834                        127,473

Conversion of debt to
  equity - Whalehaven Fund                       2,009,448           2,009          84,787                         86,796

Conversion of debt to
  equity - Momona Capital                          375,994             376          14,777                         15,153

Conversion of debt to
  equity - Stonestreet Limited                   6,067,844           6,068         239,640                        245,708

Conversion of debt to
  equity - La Jolla Cove                        78,427,262          78,427          13,845                         92,272

Reclassification of warrants to
  current liabilities                                                           (1,281,550)                    (1,281,550)

Net loss for the year ended
  December 31, 2004                                                                            (8,751,890)     (8,751,890)
                                              ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2004 (Restated)        246,467,927         246,468      35,474,238    (41,117,820)     (5,397,114)



                                                ONE VOICE TECHNOLOGIES, INC.

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                     Common stock             Additional                        Total
                                              ----------------------------      paid-in      Accumulated     stockholders'
                                                 Shares          Amount         capital        deficit      equity (deficit)
                                              ------------    ------------    ------------   ------------   ----------------
Issuance of common stock in connection          17,000,000          17,000              --                         17,000
  with private placement

Issuance of warrants in connection
  with private placement                                                           489,400                        489,400

Issuance of warrants in connection
  with debt financing                                                            1,399,637                      1,399,637

Beneficial conversion feature
  embedded in debt securities                                                      600,363                        600,363

Exercise of warrants for cash                   31,552,521          31,553         617,658                        649,211

Expenses incurred in connection
  with warrant re-pricing                                                          271,898                        271,898

Conversion of debt to
  equity - Alpha Capital                        25,945,668          25,945         714,676                        740,621

Conversion of debt to
  equity - Momona Capital                        1,938,262           1,938          74,215                         76,153

Conversion of debt to
  equity - Ellis Enterprise                     11,522,589          11,523         257,446                        268,969

Conversion of debt to
  equity - Omega Capital                         3,488,833           3,489          61,511                         65,000

Conversion of debt to
  equity - Whalehaven Capital                    9,110,077           9,110         235,769                        244,879

Conversion of debt to
  equity - Whalehaven Fund                       1,026,466           1,026          40,032                         41,058

Conversion of debt to
  equity - Osher Capital                         1,714,932           1,715          43,631                         45,346

Conversion of debt to
  equity - Stonestreet Limited                  13,822,877          13,823         441,842                        455,665

Reclassification of warrants to
  current liabilities                                                           (2,160,935)                    (2,160,935)

Net loss for the year ended
  December 31, 2005                                                                            (1,546,293)     (1,546,293)
                                              ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2005                   363,590,152    $    363,590    $ 38,561,381   $(42,664,113)   $ (3,739,142)
                                              ============    ============    ============   ============    ============


                         The accompanying notes form an integral part of these financial statements.

                                ONE VOICE TECHNOLOGIES, INC.

                                  STATEMENTS OF CASH FLOWS


                                                                Year ended      Year ended
                                                               December 31,    December 31,
                                                                   2005           2004
                                                               ------------    ------------
                                                                                (Restated)
Cash flows from operating activities:
  Net loss                                                     $ (1,546,293)   $ (8,751,890)
                                                               ------------    ------------

 Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation and amortization                                 172,426         499,216
      Loss on disposal of assets                                     49,332              --
      Amortization of debt discount and debt issue costs          2,351,877       1,917,203
      Warrant re-pricing                                            271,898              --
      (Gain)loss on warrant derivative liability                 (5,070,081)      3,369,412

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:

      Accounts receivable                                           (36,422)        130,726
      Inventories                                                     4,470          (9,724)
      Prepaid expenses and other assets                            (157,844)       (191,021)
      Deposits                                                      (16,508)          7,769

  Increase (decrease) in liabilities:
      Accounts payable                                              (33,965)        (10,463)
      Accrued expenses                                               74,418          14,468
      Settlement agreement liability                                920,000              --
      License agreement liability                                  (120,000)        380,000
      Deposit                                                       (12,522)             --

                                                               ------------    ------------

          Net cash used in operating activities                  (3,149,214)     (2,644,304)
                                                               ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                (45,768)        (63,046)
  Software development costs                                             --         (22,080)
  Trademarks                                                           (528)             --
  Patents                                                           (11,906)        (65,718)
                                                               ------------    ------------

          Net cash used in investing activities                     (58,202)       (150,844)
                                                               ------------    ------------

                                        (Continued)

        The accompanying notes form an integral part of these financial statements.

                                  ONE VOICE TECHNOLOGIES, INC.

                              STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                   Year ended      Year ended
                                                                  December 31,    December 31,
                                                                      2005            2004
                                                                  ------------    ------------
                                                                                   (Restated)
Cash flows from financing activities:
  Proceeds from issuance of common stock                               506,400              --
  Proceeds from convertible debt                                     2,000,000       2,109,000
  Proceeds from warrant exercise                                       649,210       1,369,044
  Payments for debt issue costs                                       (145,025)       (200,963)
                                                                  ------------    ------------

          Net cash provided by financing activities                  3,010,585       3,277,081
                                                                  ------------    ------------

Net increase (decrease) in cash                                       (196,831)        481,933
Cash and cash equivalents, beginning of year                           535,642          53,709
                                                                  ------------    ------------

Cash and cash equivalents, end of year                            $    338,811    $    535,642
                                                                  ============    ============

Supplemental disclosure of cash flow information:
  Interest paid                                                   $     74,727    $     74,621
                                                                  ============    ============
  Income taxes paid                                               $        800    $        800
                                                                  ============    ============

Supplemental disclosure of non-cash financing activities:

   Issuance of warrant derivative in connection
     with private placement and debt financing                    $  2,160,935    $  1,281,550
                                                                  ============    ============
   Beneficial conversion feature of debt                          $    600,363    $    827,626
                                                                  ============    ============
   Common Stock issued upon conversion of debt                    $  1,937,691    $  1,554,211
                                                                  ============    ============


                          ONE VOICE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF PRESENTATION:

One Voice Technologies, Inc. is incorporated under the laws of the State of Nevada. The Company develops voice recognition software and it commenced operations in 1999.

Prior to the fourth quarter of 2005, the Company's financial statements had been prepared and presented as those of a development stage enterprise. Based on the commercialization of its Mobile Voice product during 2005, the Company believes that such presentation is no long necessary. Cumulative disclosures required for development stage enterprises that were included in the previously filed December 31, 2004 financial statements have been omitted in the comparative financial statements presented here in.

GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $42,664,000 and used cash for operations of $ 3,149,000 during the year ended December 31, 2005. The Company also has a working capital deficit of $3,731,000 and a stockholders' deficit of $3,739,000 as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESTATEMENT TO PRIOR YEAR FINANCIAL STATEMENTS

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

A summary of the significant effects of the restatements is as follows:

                                           As Previously                           As
                                             Reported        Adjustments        Restated
                                           -------------    -------------    -------------
Year Ended December 31, 2004
----------------------------
Net loss                                   $  (5,382,478)   $  (3,369,412)   $  (8,751,890)
Net loss per share, basic and diluted      $       (0.03)   $       (0.02)   $       (0.05)

Year Ended December 31, 2003
----------------------------
Net loss                                   $  (5,931,972)   $      93,078    $  (5,838,894)
Net loss per share, basic and diluted      $       (0.09)   $          --    $       (0.09)

                          ONE VOICE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ACTIVITY:

The Company develops voice recognition based software for both the Telecom and Interactive Multimedia PC sectors.

RECLASSIFICATIONS:

Certain reclassifications have been made to prior years' disclosures to conform to current year classifications.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenue and expense reported during the period. Actual results could differ from those estimates.

FAIR VALUE:

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable and convertible debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to their short term nature. The carrying value of notes payable and convertible debt approximate their fair value, as interest approximates market rates.

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

ADVERTISING AND PROMOTION COSTS:

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2005 and 2004, advertising and promotion costs were $77,000 and $27,000 respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

                          ONE VOICE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVENTORIES:

Inventories are valued at the lower of cost or market based on actual cost.

WARRANT DERIVATIVE LIABILITY

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

DEBT WITH STOCK PURCHASE WARRANTS:

Proceeds received from debt issued with stock purchase warrants are allocated between the debt and the warrants, based upon the relative fair values of the two securities. The balance allocated to warrants is accounted for either as additional paid-in capital or as a warrant derivative liability. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized discount.

DEBT WITH BENEFICIAL CONVERSION FEATURE:

We account for convertible debt in accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5 and Issue 00-27. These pronouncements require the use of the intrinsic value method for recognition of the beneficial conversioin feature included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument. Upon conversion of the debt, any unamortized beneficial conversion discount will be charged to expense.

SOFTWARE DEVELOPMENT COSTS:

The Company accounts for their software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight-line basis. The Company evaluates for impairment losses annually or when economic circumstances necessitate. The Company will recognize an impairment loss in the amount by which the unamortized capitalized cost of a computer software product exceeds the net realizable value of that asset. No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Amortization expense totaled $37,000 and $338,000 for the years ended December 31, 2005 and 2004, respectively. Accumulated amortization as of December 31, 2005 amounted to $1,635,000.

                          ONE VOICE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

TRADEMARKS AND PATENTS:

The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2005 and 2004 totaled $8,000 and $34,000, respectively. Accumulated amortization as of December 31, 2005 amounted to $238,000.

The Company's patent costs consist of legal fees paid in connection with patents pending. The Company amortizes patents using the straight-line method over the period of estimated benefit, generally five years. Amortization expense charged for the years ended December 31, 2005 and 2004 totaled $36,000 and $25,000, respectively. Accumulated amortization as of December 31, 2005 amounted to $93,000.

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

The net loss per common share for the years ended December 31, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive.

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

                          ONE VOICE TECHNOLOGIES, INC.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

INCENTIVE AND STOCK BASED COMPENSATION:

Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro forma information, using the Black-Scholes method at the date of grant, is based on the following assumptions:

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB 25. The Company's pro forma information is as follows:

                                                      December 31, 2005   December 31, 2004
                                                     ------------------  ------------------

     Net loss, as reported                               $(1,546,293)        $(8,751,890)
                                                         ------------        ------------
     Stock compensation calculated under SFAS 123        $    (1,000)        $   (51,500)
                                                         ------------        ------------
     Pro forma net loss                                  $(1,547,293)        $(8,803,390)
                                                         ------------        ------------

     Basic and diluted historical loss per share         $     (0.01)        $     (0.05)
                                                         ------------        ------------
     Pro forma basic and diluted loss per share          $     (0.01)        $     (0.05)
                                                         ------------        ------------


RESEARCH AND DEVELOPMENT

Expenses related to the company's internal research and development efforts, are expensed in the year incurred. Research and development expense were $701,000 and $633,000 for the years ended December 31, 2005 and 2004 respectively.

                          ONE VOICE TECHNOLOGIES, INC.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement. In the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on January 1, 2006. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 as originally issued. In accordance with SFAS No. 148, the Company has been disclosing the impact on net income and earnings per share had the fair value based method been adopted.

(2) PROPERTY AND EQUIPMENT:

A summary is as follows:                           2005            2004
                                              -------------   -------------
       Computer equipment                     $    687,365    $    974,837
       Website development                          38,524          38,524
       Equipment                                     1,562         197,049
       Furniture and fixtures                       46,431         122,020
       Leasehold improvements                           --          15,222
       Telephone equipment                           4,293          99,910
                                              -------------   -------------

                                                   778,175       1,447,562
       Less accumulated depreciation
        and amortization                          (693,472)     (1,269,613)
                                              -------------   -------------

                                              $     84,703    $    177,949
                                              =============   =============

Depreciation expense totaled $89,682 and $99,448 for the years ended December 31, 2005 and 2004, respectively.

                          ONE VOICE TECHNOLOGIES, INC.

(3) ACCRUED LIABILITIES

Accrued expenses at December 31 consist of the following:

                                          Year ended     Year ended
                                         December 31,   December 31,
                                             2005           2004
                                         ------------   ------------
         Accrued paid time off           $     74,961   $     54,172
         Accrued interest                      72,109         18,715
         Other                                    235             --
                                         ------------   ------------
            Accrued expenses             $    147,305   $     72,887


(4) NOTES PAYABLE:

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At December 31, 2005 and 2004 the balance on the note payable was $100,000.


(5) LICENSE AGREEMENT LIABILITY

In March 2000 the Company entered into a Software License Agreement ("License Agreement")with Philips Speech Processing, a division of Philips Electronics North America ("Philips"). Pursuant to the License Agreement, the Company received a world-wide, limited, nonexclusive license to certain speech recognition software owned by Philips. The initial term of the License Agreement was three (3) years, and the License Agreement included an extended term provision under which the License Agreement was automatically renewable for successive one (1) year periods, unless terminated by either party upon a minimum of sixty (60) days written notice prior to the expiration of the initial term or any extended term.

The License Agreement provides for the Company to pay a specified commission on revenues from products incorporating licensed software, and includes minimum royalty payment obligations over the initial three (3) year term of the License Agreement in the aggregate amount of $1,100,000.

Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000 (due on June 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

As of December 31, 2005 and 2004, the outstanding minimum royalty obligations pursuant to the License Agreement were $930,000 and $1,050,000, respectively.

                          ONE VOICE TECHNOLOGIES, INC.

(6) SETTLEMENT AGREEMENT LIABILITY

On January 6, 2006, La Jolla Cove Investors, Inc. ("La Jolla") and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action and that the outstanding principle balance of convertible notes payable and accrued interest owed to La Jolla in the aggregate amount $159,613, would be extinguished. In addition, we agreed to pay to La Jolla:

     o 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;
     o    $300,000 within 90 days of the date of the Settlement Agreement; and
     o    $400,000 within 150 days of the date of the Settlement Agreement.

Interest shall accrue on the $700,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. If any payment is not made within 30 days of its due date, La Jolla may enter a judgment against us for the then unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla.

As the finalization of the Settlement Agreement provided additional evidence with respect to conditions that existed at the balance sheet date, the effects of the Settlement agreement, as discussed below, have been reflected in the December 31, 2005 financial statements.

Balance Sheet- As of December 31, 2005, a total of $900,000 has been accrued as a Settlement Agreement liability, and included as a current liability, based on the cash obligation and the estimated fair value of the stock to be issued. In addition, convertible notes and accrued interest payable have been reduced by a total of $159,613.

Statement of Operations- A Settlement Expense totaling $760,387, which represents the net amount of the $920,000 payout obligation and the $159,613 reduction of notes payable and accrued interest payable, has been recorded as a component of Other Income (Expense) for the year ended December 31, 2005.

(7) WARRANT DERIVATIVE LIABILITY

During the years ended December 31, 2005 and 2004 the Company issued warrants in connection with convertible debt agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from 0.30 years to 4.00 years. The Company valued all warrant derivative liabilities as of December 31, 2004 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 215%, risk free interest rate of 5.50% and a remaining contractual life ranging from 1.30 years to 5.00 years. The valuation conducted as of December 31, 2005 resulted in a non-cash gain of $5,070,000 with a corresponding decrease in the warrant derivative liability. The valuation conducted as of December 31, 2004 resulted in a non-cash loss of $3,369,000 with a corresponding increase in the warrant derivative liability. As of December 31, 2005 and 2004, the fair value of the warrant derivative liability was $2,032,000 and $4,941,000, respectively.

                          ONE VOICE TECHNOLOGIES, INC.

(8) CONVERTIBLE NOTES PAYABLE:

On August 18, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Greenwich Growth Fund Limited, Whalehaven Capital, LP and Whalehaven Fund Limited for the issuance of 7% convertible debentures in the aggregate amount of $700,000. The notes bear interest at 7% (effective interest rate of 146% on the aggregate amount), mature on August 18, 2007, and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.085 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before August 18, 2007 without the consent of the holder. The full principal amount of the convertible notes is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 7,063,774 warrants to the investors (3,531,887 Class A warrants and 3,531,887 Class B warrants).The Class A warrants are exercisable until August 18, 2009 at a purchase price of $.0935 per share. The Class B warrants are exercisable until August 18, 2009 at a purchase price of $.10625 per share. Net proceeds amounted to approximately $621,000, net of debt issue cash cost of $79,000. The fair value of the warrants of $323,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $298,000 have been recorded as debt discount and is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt discount costs will be charged to expense.

On October 28, 2004, the Company entered into a securities purchase agreement with four accredited investors, Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $596,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on October 28, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before October 28, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 11,825,398 Class A warrants and 11,825,398 Class B warrants to the investors. The warrants are exercisable until October 28, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $532,000, net of debt issue cash cost of $64,000. The relative value (limited to the face amount of the debt) of all the warrants of $276,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $319,000 have been recorded as debt discount and is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized debt discount will be charged to expense.

On December 23, 2004, the Company entered into a securities purchase agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd. and Momona Capital Corp. for the issuance of 7% convertible debentures in the aggregate amount of $894,000. The notes bear interest at 7% (effective interest rate of 100% on the aggregate amount), mature on December 23, 2007 and are convertible into the Company's common stock, at the holders' option, at the lower of (i) $0.074 or (ii) 80% of the average of the three lowest closing bid prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before December 23, 2007 without the consent of the holder. The full principal amount of the convertible note is due upon default under the terms of convertible notes. In addition, the Company issued an aggregate of 22,183,622 Class A warrants and 22,183,622 Class B warrants to the investors. The warrants are exercisable until December 23, 2009 at a purchase price of $0.07 per share. Net proceeds amounted to approximately $835,000, net of debt issue cash cost of $59,000. The relative value (limited to the face amount of the debt) of all the warrants of $682,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $210,000 have been recorded as debt discount and is being amortized over the life of the debt using the interest method. Upon conversion of the debt mentioned above, any unamortized debt discount will be charged to expense.

                          ONE VOICE TECHNOLOGIES, INC.

(8) CONVERTIBLE NOTES PAYABLE:

On March 18, 2005, the Company held its first closing pursuant to a Subscription Agreement it entered into with several accredited investors dated as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. Net proceeds amounted to $920,000, net of debt issue cash cost of $80,000.

The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. In addition, the company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on the each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

On July 13, 2005, we held our second closing pursuant to the Subscription Agreement we entered into with several accredited investors dated as of March 18, 2005.

On the second closing date, the Company received approximately $935,000, net of debt issue cash cost of approximately $65,000. The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. In addition, the Company issued an aggregate of 38,461,537 Class A common stock purchase warrants and 38,461,537 Class B common stock purchase warrants to their investors. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The fair value of the warrants of approximately $675,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $325,000 have been recorded as debt discount and is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized discount will be charged to expense.

                                               ONE VOICE TECHNOLOGIES, INC.

                                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A summary of convertible debt at December 31, 2005 is as follows:

                                           Due                    Principal        Unamortized             Net
                                          Date                     Amount            Discount            Balance
                                     -----------------      ------------------   ----------------   --------------
     LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007      $          10,000    $        (6,873)   $        3,127
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $         175,000    $      (134,073)   $       40,927
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 18, 2008         $         160,000    $      (122,581)   $       37,419
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft           July 13, 2008         $         400,000    $      (337,995)   $       62,005
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                      July 13, 2008         $          65,572    $       (55,407)   $       10,165
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                 July 13, 2008         $         400,000    $      (337,993)   $       62,007
                                                            -----------------    ---------------    --------------

         Omega Capital Small
         Cap Fund                     July 13, 2008         $          25,000    $       (21,125)   $        3,875
                                                            -----------------    ---------------    --------------

         Osher Capital,
         Inc.                         July 13, 2008         $          15,000    $       (12,675)   $        2,325
                                                            -----------------    ---------------    --------------

            TOTAL LONG TERM PORTION                         $       1,250,572    $    (1,028,722)  $       221,850
                                                            =================    ================   ==============

A summary of convertible debt at December 31, 2004 is as follows:

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
                                                           ==================   ================   ================


                                                                            F-18

                          ONE VOICE TECHNOLOGIES, INC.

(9) COMMON STOCK:

During the twelve months ended December 31, 2005, Alpha Capital
Akteingesellschaft converted approximately $741,000 of notes payable into approximately 25,946,000 shares of the Company's common stock at an average conversion price of $0.029. During the same period, Alpha Capital
Akteingesellschaft exercised warrants to purchase 2,000,000 shares of common stock for cash in the amount of $48,000.

During the twelve months ended December 31, 2005, Omega Capital Small Cap Fund converted $65,000 of notes payable into approximately 3,489,000 shares of the Company's common stock at an average conversion price of $0.019.

During the twelve months ended December 31, 2005, Ellis International Ltd. converted approximately $269,000 of notes payable into approximately 11,523,000 shares of the Company's common stock at an average conversion price of $0.023. During the same period, Ellis International exercised warrants to purchase approximately 1,500,000 shares of common stock for cash in the amount of $37,000.

During the twelve months ended December 31, 2005, Stonestreet Limited Partnership converted approximately $456,000 of notes payable into approximately 13,823,000 shares of the Company's common stock at an average conversion price of $0.033.

During the twelve months ended December 31, 2005, Whalehaven Fund, Limited converted $41,000 of notes payable into approximately 1,026,000 shares of the Company's common stock at an average conversion price of $0.040.

During the twelve months ended December 31, 2005, Whalehaven Capital Fund, Ltd. converted $245,000 of notes payable into approximately 9,110,000 shares of the Company's common stock at an average conversion price of $0.027. During the same period, Whalehaven Capital Fund, Ltd. exercised warrants to purchase approximately 27,000,000 shares of common stock for cash in the amount of $540,000.

During the twelve months ended December 31, 2005, Momona Capital Corp. converted approximately $76,000 of notes payable into approximately 1,938,000 shares of the Company's common stock at an average conversion price of $0.039. During the same period, Momona Capital Corp. exercised warrants to purchase 1,000,000 shares of common stock for cash in the amount of $24,000.

During the twelve months ended December 31, 2005, Osher Capital Inc. converted approximately $45,000 of notes payable into approximately 1,715,000 shares of the Company's common stock at an average conversion price of $0.026.

During the twelve months ended December 31, 2005, an accredited investor purchased an aggregate of 17,000,000 shares of restricted common stock for a total purchase price of $506,400. In addition, the investor received an aggregate of 17,000,000 Class A and 17,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

                          ONE VOICE TECHNOLOGIES, INC.

(10) INCOME TAXES:

At December 31, 2005 and December 31, 2004, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 35,300,000 and $30,800,000 respectively, for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 32,500,000 and $ 28,000,000 for state purposes at December 31, 2005 and 2004 respectively. The Federal and state net operating loss carry forwards will begin expiring in 2020 and 2007, respectively. The carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                                                                2005               2004
                                                                                            ------------       ------------
                  Expected tax provision (benefit) at statutory rates                       $   (615,638)      $ (2,918,979)
                  State taxes, net of Federal benefit                                                528                528
                  Meals & Entertainment                                                            2,364              2,923
                  Change in Valuation Allowance                                                1,702,431          1,236,748
                  Warrant derivative liability                                                (2,019,636)         1,088,936
                  Amortization of beneficial conversion feature                                  966,827            590,644
                  Other permanent differences                                                    (36,076)                --
                                                                                            ------------       ------------

                           Totals                                                           $        800       $        800

The provision (benefit) for income taxes in 2005 and 2004 consists of the following:

                                                                                                2005               2004
                                                                                            ------------       ------------
                  Current:
                     Federal                                                                $         --       $         --
                     State                                                                           800                800
                                                                                            ------------       ------------
                           Totals                                                                    800                800

                  Deferred:
                     Federal                                                                          --                 --
                     State                                                                            --                 --
                                                                                            ------------       ------------
                           Totals                                                                     --                 --
                                                                                            ------------       ------------
                           Totals                                                           $        800       $        800

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004 are shown below:

                                                                                                2005               2004
                                                                                            ------------       ------------
                  Deferred tax assets:
                     Accrued vacation                                                       $     32,113       $     23,208
                     Basis Difference in Fixed Assets                                                 --             97,713
                     Net operating loss                                                       14,865,631         12,961,750
                     Other                                                                        34,362              1,716
                                                                                            ------------       ------------
                           Totals                                                           $ 14,932,106       $ 13,084,387
                                                                                            ------------       ------------
                  Deferred tax liabilities:
                     Deferred State Taxes                                                       (981,673)          (852,573)
                     Fixed assets                                                                (16,188)                --
                                                                                            ------------       ------------
                           Totals                                                               (997,861)          (852,573)

                           Deferred tax asset (liability)                                   $ 13,934,245       $ 12,231,814
                           Valuation Allowance                                               (13,934,245)       (12,231,814)
                                                                                            ------------       ------------
                           Net Deferred Tax Asset (Liability)                                          0                  0

                          ONE VOICE TECHNOLOGIES, INC.

(11) COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2005:

               Year ending December 31,

                  2006                          188,685
                  2007                          194,259
                  2008                          199,886
                  2009                          206,081
                  2010                          193,515
                                             ----------

                                              $ 982,426
                                             ==========

Rent expense, net of sublease income, amounted to $193,503 for the year ended December 31, 2005.

(12) INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN:

On July 14, 1999, the Company adopted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 3,000,000 options (Amendment to increase the available shares from 1,500,000 to 3,000,000 approved by the shareholders in December 2001) and approved by the shareholders may be granted to purchase common stock of the Company. On July 29, 2005 the Company adopted the 2005 Stock Incentive Plan and reserved 60,000,000 shares of the Company's common stock for issuance under the 2005 Plan.

                          ONE VOICE TECHNOLOGIES, INC.

(12) INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN, CONTINUED

Two types of options may be granted under the 2005 Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is greater than 85% of the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan vest at a rate of at least 20% per year over a 5-year period from the date of the grant or sooner if approved by the Board of Directors. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

During the year ended December 31, 2005 the Company granted 225,000 stock options at an average exercise price of $0.032 to employees and consultants of the Company. Throughout 2005, 25,000 options were terminated.

The number and weighted average exercise prices of options granted under the plan for the years ended December 31, 2005 and 2004 are as follows:

                                              2005                  2004
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------
Outstanding at beginning of the year  1,721,500   $ 2.70    1,900,500   $ 1.54
Granted during the year                 225,000      .04           --       --
Terminated during the year               25,000      .09      179,000     1.12
Exercised during the year                    --       --           --       --
Outstanding at end of the year        1,921,500     1.47    1,721,500     2.70
Exercisable at end of the year        1,720,806     1.61    1,701,361     2.70

The exercise prices for options outstanding as of December 31, 2005 range from $0.03 to $12.80. The weighted average remaining contractual life of these options is approximately 6 years.

                          ONE VOICE TECHNOLOGIES, INC.

(13) WARRANTS:

At December 31, 2004, the Company had warrants outstanding that allow the holders to purchase up to 215,373,361 shares of common stock.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2005 and 2004 are as follows:

                                              2005                  2004
                                      -------------------   -------------------
                                                  Average               Average
                                                  Exercise              Exercise
                                        Number     Price      Number     Price
                                      ----------  -------   ----------  -------

Outstanding at beginning of the year  79,429,673  $ 0.10     16,355,921  $ 0.22
Granted during the year              169,062,610    0.05     75,081,815    0.07
Terminated during the year             1,566,400      --                     --
Exercised during the year             31,552,522    0.02     12,008,063    0.03
Outstanding at end of the year       215,373,361    0.05     79,429,673    0.10
Exercisable at end of the year       181,373,361    0.05     79,429,673    0.10

As an incentive to exercise warrants early, the Company reduced the exercise price to $0.02 Per share for Series A warrants issued in 2005. As a result, the Company raised approximately $540,000. In connection with the re-pricing of warrants to the investors, the Company recorded a charge of approximately $272,000 to reflect the additional benefit created for these investors.

At December 31, 2005, the weighted average remaining contractual life of the warrants was approximately 42 months.


(14) SUBSEQUENT EVENTS:

Subsequent to December 31, 2005, note holders converted additional note principal into common shares as follows:

                                                                      Average
                                           Amount       Converted    Exercise
                                          Converted    Shares Into    Price
                                         -----------   -----------   --------
      Alpha Capital Akteingesellschaft   $  150,000    11,518,586    $ 0.013
      Whalehaven Capital                    270,000    20,368,134    $ 0.013
      Ellis Enterprise Limited               65,572     5,855,167    $ 0.013
      Omega Capital                          25,000     2,167,075    $ 0.013
      Osher Capital                          15,000     1,134,088    $ 0.013
                                         -----------   -----------   --------
                                         $  525,572    41,043,050    $ 0.013
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

During the two fiscal years ended December 31, 2003 and December 31, 2002 and through April 19, 2004, (i) there were no disagreements between us and SJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of SJ would have caused SJ to make reference to the matter in its reports on our financial statements, and (ii) SJ's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 2003 and 2002 and through April 19, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. SJ 's opinion in its report on our financial statements for the years ended December 31, 2002 and 2003, included an explanatory paragraph which expressed substantial doubt with respect to our ability to continue as a going concern.

We obtained a letter from SJ addressed to the Securities and Exchange Commission stating whether they agreed with the above statements, as it relates to them. A copy of such letter, dated April 28, 2004, is filed as Exhibit 16.1 to the Form 8-K filed with the Commission on May 3, 2004 and is hereby incorporated by reference.

During the two fiscal years ended December 31, 2003 and 2004, we have not consulted with Peterson & Co. LLP regarding either:

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)  Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                AGE    POSITION
        ----                ---    --------
        Dean Weber          43     Chairman of the Board, President, Chief
                                   Executive Officer, Director
        James Hadzicki      44     Chief Financial Officer
        Bradley J. Ammon    42     Director
        Rahoul Sharan       44     Director

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

Mr. James Hadzicki has been our Vice President of Operations since June 2002. From January 2000 to June of 2002, Mr. Hadzicki served as Director of Operations for our company. Mr. Hadzicki is actively involved in all financial, administrative and operational decisions regarding accounting, quarterly and annual audits, public filings and SEC activities. Prior to joining the One Voice team, James served as the United States Directing Manager for HPK, a multi-national marketing company. In this role, Jim opened and oversaw seven regional offices throughout the U.S. and led many key promotional efforts with major retailers, including Wal-Mart, K-Mart, and Target. Mr. Hadzicki received a B.S. in New Venture Management / Entrepreneurial Sciences from the University of Southern California in 1984.

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

Bradley J. Ammon is a tax attorney in the Washington, D.C. office of Deloitte Tax LLP. Mr. Ammon specializes in international tax planning, including restructuring of international operations, domestic mergers and acquisitions, and developing business plans to minimize worldwide taxation. Prior to joining the firm, Mr. Ammon was with SAIC as an International Tax Manager. He previously was with KPMG, LLP in the International Corporate Services department since 1998 where his principal practice consisted of clients in the information, communications and entertainment ("ICE") industry. Prior to joining KPMG, Mr. Ammon worked from 1995 to 1998 at Deloitte & Touche, LLP in their tax services department where he provided corporate, partnership, and personal tax and business planning services to clients. Mr. Ammon also worked several years as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for multiple subsidiaries. Mr. Ammon has a Juris Doctor and a Master's of Law in taxation (LL.M.) from the University of San Diego, and received his undergraduate degree from the University of California, San Diego. He is admitted to the California Bar. Mr. Ammon is a member of our Audit Committee and Compensation Committee and was appointed to our Board on June 9, 2000.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2005, there were certain directors, officers or beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005. With the exception of the Form 4 filed for Dean Weber on December 5, 2005, none of our officers or Directors have filed form 4's which they were required to file for fiscal year ended December 31, 2005. The aforementioned is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2005, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.


ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2005, 2004 and 2003:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                         -------------------
                                                   Other
                                                   Annual    Restricted    Options     LTIP
Name & Principal             Salary     Bonus   Compensation   Stock        SARs      Payouts
   Position            Year    ($)       ($)          ($)      awards                   ($)
   --------            ----    ---       ---          ---      ------        ---        ---
Dean Weber, CEO        2005   277,000      -           -           -          -          -
                       2004   252,000      -           -           -          -          -
                       2003   241,629      -           -           -          -          -

James Hadzicki, CFO    2005   136,250      -           -           -          -          -
                       2004   120,000      -           -           -          -          -
                       2003   113,123      -           -           -          -          -

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2005.

On July 29, 2005 the Company adopted the 2005 Stock Incentive Plan and reserved 60,000,000 shares of the Company's common stock for issuance under the 2005 Plan.

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

2005 Incentive Stock Plan

On July 29, 2005 the Company adopted the 2005 Stock Incentive Plan and reserved 60,000,000 shares of the Company's common stock for issuance under the 2005 Plan. Two types of options may be granted under the 2005 Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is greater than 85% of the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan vest at a rate of at least 20% per year over a 5-year period from the date of the grant or sooner if approved by the Board of Directors. All options issued pursuant to the Plan are nontransferable and subject to forfeiture. In addition, Stock Awards and restricted Stock Purchase Offers may be granted under the 2005 Stock Incentive Plan.

On February 15, 2006, we entered into an Employment Agreement with Dean Weber, our Chief Executive Officer. Pursuant to the Employment Agreement, we will employ Mr. Weber unless the Agreement is terminated by either party as set forth therein. Mr. Weber will be paid an annual base salary of $282,000 (the "Base Salary"). In addition, Mr. Weber will be eligible to earn an annual cash bonus as may be deemed appropriate by our Board of Directors. Further, Mr. Weber may be awarded incentive stock options pursuant to the Company's stock option plan as may be deemed appropriate by our Board of Directors.

If the Employment Agreement is terminated as set forth therein, Mr. Weber will be entitled to a severance package equal to no more than 100% of his Base Salary for up to two years after the date of termination. In addition, all unvested stock options shall immediately vest on the date of termination. During the term of his employment, Mr. Weber will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 4275 Executive Square, Suite 200, La Jolla, California 92037.


Shares Beneficially Owned (1)
    Name and Address of Beneficial Owner                        Number        Percent
    ------------------------------------                        ------        -------

    Dean Weber, CEO, President and Chairman of the Board (2)  12,473,800 (3)    2.66%

    IVantage, Inc. (2)                                           900,200         *

    James Hadzicki, CFO                                        2,782,300         *

    Rahould Sharan, Director                                   1,386,000 (4)     *

    Bradley J. Ammon, Director                                   959,000 (5)     *

    Jocobo Kaloyan                                            21,050,000 (6)    4.49%

    Total securities held by officers and directors
      as a group (4 people):                                  18,501,300        3.95%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2) IVantage, Inc. is wholly owned by Dean Weber, Chairman of the Board, CEO, and President of One Voice Technologies, Inc. Mr. Weber is the beneficial owner of the 900,200 shares in the name of IVantage, Inc. and those shares are also included in the amount presented in this table for Mr. Weber.

(3) Includes 900,200 shares owned indirectly through IVantage, Inc. (4) Represents options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; and (ii) 10,000 shares at an exercise price of $2.00 per share. These options are currently exercisable.
(4) Includes options to purchase (i) 50,000 shares at an exercise price of $6.080 per share; and (ii) 10,000 shares at an exercise price of $2.00 per share; and (iii) 1,326,000 shares at an exercise price of $0.016 per share. These options are currently exercisable.
(5) Includes options to purchase (i) 50,000 shares at an exercise price of $8.750 per share; and (ii) 25,000 shares at an exercise price of $2.00 per share; and 884,000 shares at an exercise price of $0.016 per share.
      These options are currently exercisable.
(6)    Jocobo Kaloyan is an individual investor.

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

         10.2 Consulting Agreement with KJN Management Ltd. For the services of James Hadzicki dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase the annual consulting fee to $180,000.

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

         10.5 Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 to our Form S-8, Amendment No. 1, filed October 4, 2000).

         10.6 Subscription Agreement dated August 8, 2002 (incorporated by reference to our registration statement on Form SB-2 filed September 12, 2002).

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

         10.31 Subscription Agreement dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.32 Form of Convertible Note dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.33 Form of Class A Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.34 Form of Class B Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.35 Subscription Agreement, dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

         10.36 Fund Escrow Agreement dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., Momona Capital Corp., and Grushko & Mittman, P.C. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

         10.37  Form of Convertible Note issued to Alpha Capital
                Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.38 Form of Class A Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.39 Form of Class B Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.40 Subscription Agreement, dated March 18, 2005, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.41 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.42 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.43 Form of Class B Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.44 Subscription Agreement, dated March 17, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)

         10.45 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)

         10.46 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)


         31.1 Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $104,141 and $47,737, respectively, for the years ended December 31, 2005 and December 31, 2004.

All Other Fees

We incurred tax fees of $4,200 and $4,925 rendered by our independent auditors during the years ended December 31, 2005 and December 31, 2004 respectively.

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

      SIGNATURE                           TITLE                       DATE

/S/ DEAN WEBER                    CHIEF EXECUTIVE OFFICER         APRIL 17, 2006
-------------------------         AND DIRECTOR
DEAN WEBER



/S/ JAMES HADZICKI                CHIEF FINANCIAL OFFICER         APRIL 17, 2006
-------------------------
JAMES HADZICKI



/S/ Rahoul Sharan                 DIRECTOR                        APRIL 17, 2006
-------------------------
Rahoul Sharan



/S/ BRADLEY J. AMMON              DIRECTOR                        APRIL 17, 2006
-------------------------
BRADLEY J. AMMON