Form 10QSB
period 2006-03-31
ONE VOICE TECHNOLOGIES INC
filed 2006-05-22
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 19, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2006

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


               4275 EXECUTIVE SQUARE, STE. 200, LA JOLLA, CA 92037
                    (Address of Principal Executive Offices)

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

As of May 11, 2006, the registrant had 471,507,020 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-12

Item 2.   Management's Discussion and Analysis or Plan of Operation      13

Item 3.   Controls and Procedures                                        16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    17

Item 3.   Defaults Upon Senior Securities                                18

Item 4.   Submission of Matters to a Vote of Security Holders            18

Item 5.   Other Information                                              18

Item 6.   Exhibits                                                       18

SIGNATURES                                                               19

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.                                          Page No.
                                                                       --------

     Balance Sheets                                                      F-3
     Statements of Operations                                            F-4
     Statements of Cash Flows                                            F-5
     Notes to Financial Statements                                       F-6


                                ONE VOICE TECHNOLOGIES, INC.
                                       BALANCE SHEETS
                                         (UNAUDITED)


                                                                 March 31,     December 31,
                                                                   2006            2005
                                                               ------------    ------------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                             $    518,451    $    338,811
         Accounts receivable                                         23,952          42,696
         Inventories                                                 10,462           5,254
         Other current assets                                        50,143          40,574
                                                               ------------    ------------
           Total current assets                                     603,008         427,335

PROPERTY AND EQUIPMENT, net                                          73,821          84,703

         Software dev, net                                           33,341          40,552
         Trademarks, net                                              4,452           5,517
         Patents, net                                               102,085          94,200
         Deposits                                                    18,665          18,665
         Deferred debt issue costs                                   74,666          69,970
                                                               ------------    ------------
           Total assets                                        $    910,038    $    740,942
                                                               ============    ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                            98,824         128,630
         Accrued expenses                                           134,657         147,305
         Settlement agreement liability                             800,500         920,000
         License agreement liability                                900,000         930,000
         Warrant derivative liability                             6,424,006       2,032,299
         Current portion of convertible debt, net                        --              --
                                                               ------------    ------------
           Total current liabilities                              8,357,987       4,158,234

LONG TERM DEBT:
         Long term portion of notes payable                         100,000         100,000
         Long term portion of convertible debt, net                  90,605         221,850
         Deferred rent                                                3,841              --
                                                               ------------    ------------
            Total liabilities                                     8,552,433       4,480,084

STOCKHOLDERS' DEFICIT:
         Preferred stock; $.001 par value, 10,000,000 shares
           authorized, no shares issued and outstanding                  --              --
         Common stock; $.001 par value, 990,000,000 shares
           authorized, 468,523,025 and 363,590,152 shares issued
           and outstanding at March 31, 2006 and December
           31, 2005, respectively                                   468,523         363,590
         Additional paid-in capital                              40,369,813      38,561,381
         Accumulated deficit                                    (48,480,731)    (42,664,113)
                                                               ------------    ------------
           Total stockholders' deficit                           (7,642,395)     (3,739,142)
                                                               ------------    ------------

         Total liabilities and stockholders' deficit           $    910,038    $    740,942
                                                               ============    ============


                                  See accompanying notes




                          ONE VOICE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                               March 31, 2006     March 31, 2005
                                               -------------      -------------

REVENUE                                        $      61,298      $      10,363
COST OF REVENUE                                       20,509              1,128
                                               -------------      -------------
GROSS PROFIT                                          40,789              9,235

GENERAL AND ADMINISTRATIVE EXPENSES                  990,975          1,017,302
                                               -------------      -------------
NET LOSS FROM OPERATIONS                            (950,186)        (1,008,067)

OTHER INCOME (EXPENSES)
   Interest expense                                 (893,305)        (1,057,096)
   Settlement expense                               (100,500)                --
   Gain (loss) on warrant derivative              (3,877,509)                --
   Other, net                                          4,883                347
                                               -------------      -------------
NET LOSS                                       $  (5,816,617)     $  (2,064,816)
                                               =============      =============
NET LOSS PER SHARE, basic and diluted          $       (0.01)     $       (0.01)
                                               =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                              409,119,000        261,139,944
                                               =============      =============


                             See accompanying notes.




                          ONE VOICE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three Months Ended
                                                           March 31,     March 31,
                                                            2006           2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $(5,816,617)   $(2,064,816)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
    Depreciation and amortization                             31,387         50,782
    Amortization of debt discount and debt issue costs       865,147      1,059,482
    (Gain)loss on warrant derivative liability             3,877,509             --
    Share based compensation expense                         155,209             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                       18,744          2,696
    Inventories                                               (5,208)        (3,293)
    Prepaid expenses and other assets                         (9,569)       (14,789)
    Deposits                                                      --            975
    Deferred rent                                              3,840             --
 INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable                                         (29,806)        45,210
    Accrued expenses                                          38,918         13,845
    Settlement agreement liability                           100,500             --
    License agreement liability                              (30,000)        95,000
    Deposit                                                                  (7,292)
                                                         -----------    -----------
       Net cash used in operating activities                (799,946)      (822,200)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (2,100)       (16,566)
    Patents                                                  (18,014)        (1,200)
                                                         -----------    -----------
       Net cash used in investing activities                 (20,114)       (17,766)
                                                         -----------    -----------





                                   (Continued)

                                                              Three Months Ended
                                                            March 31,   March 31,
                                                             2006         2005
                                                           ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                    60,000           --
    Proceeds from convertible debt                           700,000      919,988
    Payments for debt issue costs                            (60,500)          --
    Proceeds from warrant exercise                           300,200           --
                                                           ---------    ---------
       Net cash provided by financing activities             999,700      919,988
                                                           ---------    ---------

NET INCREASE IN CASH                                         179,640       80,022
CASH AND CASH EQUIVALENTS, beginning of period               338,811      535,642
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                   $ 518,451    $ 615,664
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $  10,000    $  26,603
                                                           =========    =========
    Income taxes paid                                      $     800    $     800
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Issuance of warrant derivative in connection
      with private placement and debt financing            $ 457,198    $ 724,305
                                                           =========    =========
    Beneficial conversion feature of debt                  $ 242,802    $ 275,695
                                                           =========    =========
    Common Stock issued upon conversion of debt            $ 992,138    $ 959,858
                                                           =========    =========
    Common Stock issued in connection                      $ 220,000    $      --
      with reduction of settlement liability               =========    =========


                              See accompanying notes.

                                       F-6

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

         GOING CONCERN:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $48,481,000 and used cash for operations of $800,000 during the quarter ended March 31, 2006. The Company also has a working capital deficit of $7,755,000 and a stockholders' deficit of $7,542,000 as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In February 2006, the Financial Accounting Standards Board ("FASB") released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155") was released. SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

         In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156") was released. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

         In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.


 (3) SETTLEMENT AGREEMENT LIABILITY:

         On January 6, 2006, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with La Jolla Cove Investors, Inc. ("La Jolla") in which the Company and La Jolla agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that each shall bear their own costs and attorney's fees associated with the Action and that the outstanding principle balance of convertible notes payable and accrued interest owed to La Jolla in the aggregate amount $159,613, would be extinguished. In addition, the Company agreed to pay to La
         Jolla:

         o 10,000,000 restricted shares of the Company's common stock on January 6, 2006
         o        $300,000, which was paid on May 5, 2006; and
         o        $400,000 within 150 days of the date of the Settlement
                  Agreement

         Interest shall accrue on the $700,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. If any payment is not made within 30 days of its due date, La Jolla may enter a judgment against the Company for the then unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. As of March 31, 2006, the outstanding balance due under the Settlement Agreement was $700,000.


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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The License Agreement provides for the Company to pay a specified commission on revenues from products incorporating licensed software, and includes minimum royalty payment obligations over the initial three
         (3) year term of the License Agreement in the aggregate amount of $1,100,000.

         Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000, through December 31, 2004(due on June 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest. The Company is currently in discussions with Philips to restructure the agreement and settle past due balances. As of March 31, 2006 and December 31,2005, the outstanding minimum royalty obligations pursuant to the License Agreement were $900,000 and $930,000 respectively.

(5) WARRANT DERIVATIVE LIABILITY

          During the period ended March 31, 2006 the Company issued warrants in connection with convertible debt agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of March 31, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 110%, risk free interest rate of 4.83% and a remaining contractual life ranging from 1.40 years to 4.00 years. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from 0.30 years to 4.00 years. The valuation conducted as of March 31, 2006 resulted in a non-cash loss of $3,877,509 with a corresponding increase in the warrant derivative liability. As of March 31, 2006, the fair value of the warrant derivative liability was $6,424,006 respectively.


(6) NOTES PAYABLE:

         On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At March 31, 2006 the balance on the note payable was $100,000.


(7) CONVERTIBLE NOTES PAYABLE:

         On March 17, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,115,000 which we issued on March 18, 2005 and July 13, 2005 to certain of the investors participating in this new private placement.

         We issued an aggregate of 50,972,111 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $457,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $243,000 will be amortized over the life of the debt using the interest method.

         During the three months ended March 31, 2006, $992,000 of notes payable was converted into approximately 71,383,000 shares of the Company's common stock at an average conversion price of $0.014 per share.

                     Convertible notes payable at March 31, 2006 consists of the following:


                                          Due                    Principal        Unamortized             Net
                                          Date                    Amount            Discount            Balance
                                     -----------------      -----------------    ----------------   --------------
         LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007      $          10,000    $        (6,039)   $        3,961
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $          25,000    $      (17,070)   $         7,930
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          July 13, 2008          $         275,000    $      (209,453)   $       65,547
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 17, 2008         $         250,000    $      (245,296)   $        4,704
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                     March 17, 2008         $         100,000    $      (98,118)   $         1,882
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 17, 2008         $         250,000    $      (245,296)   $        4,704
                                                            -----------------    ---------------    --------------

         Momona Capital
         Corp.                       March 17, 2008         $         100,000    $       (98,123)   $        1,877
                                                            -----------------    ---------------    --------------

            TOTAL LONG TERM PORTION                         $       1,010,000    $      (919,395)  $        90,605
                                                            =================    ================   ==============

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8) COMMON STOCK:

         During the three months ended March 31, 2006, Alpha Capital Akteingesellschaft converted approximately $291,000 of notes payable into approximately 21,196,000 shares of the Company's common stock at an average conversion price of $0.014. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200.

         During the three months ended March 31, 2006, Whalehaven Fund, Limited converted approximately $583,000 of notes payable into approximately 41,030,000 shares of the Company's common stock at an average conversion price of $0.014.

         During the three months ended March 31, 2006, Ellis International Ltd. converted approximately $75,000 of notes payable into approximately 5,855,000 shares of the Company's common stock at an average conversion price of $0.013. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000.

         During the three months ended March 31, 2006, Omega Capital Small Cap Fund converted approximately $27,500 of notes payable into approximately 2,167,000 shares of the Company's common stock at an average conversion price of $0.013.

         During the three months ended March 31, 2006, Osher Capital Inc. converted approximately $15,600 of notes payable into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.014.

         During the three months ended March 31, 2006, an accredited investor purchased an aggregate of 3,000,000 shares of restricted common stock for a total purchase price of $60,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

(9) ACCOUNTING FOR STOCK-BASED COMPENSATION

          On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No.123 (Revised 2004), "Share Based Payment," ("SFAS 123"), using the modified prospective method. In accordance with SFAS No. 123, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

          Under the modified prospective approach, SFAS 123 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the period ended March 31, 2006, the Company recorded $155,000 in non-cash charges for the implementation of SFAS 123R. As of March 31, 2006, there was approximately $317,000 of total unrecognized compensation costs related to unvested options.

          The fair value of stock options at date of grant was estimated using the Back-Scholes model with the following assumptions: expected volatility of 90.9%, expected term of 2.0 years, risk-free interest rate of 5.27%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury Moody AAA for the expected life of the stock option.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the stock option transactions during the three months ended March 31, 2006:

                                                       March 31, 2006
                                                       -----------------------------------------------------
                                                                                                  Weighted
                                                                                                  average
                                                                              Weighted            remaining
                                                                              average             contractual
                                                                              exercise            life
                                                       Shares                 price               (in years)
                                                       --------          ------------------       ----------
                  Options outstanding 1/1/2006          1,921,500            $    1.47               5.63
                  Options granted                      57,700,000            $    0.016              9.82
                  Options exercised                            --                   --                 --
                  Options terminated                           --                   --                 --
                  Options outstanding 3/31/2006        59,521,500            $    .06                9.71
                  Options exercisable 3/31/2006        20,848,583            $    .15

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," the Company's net earnings and earnings per share would have been:

                                                            For the three months
                                                            --------------------
                                                                   Ended
                                                               March 31, 2005
                                                               --------------
          Net income as reported                                $(2,064,816)

     Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                 $      (100)



                                                                -----------
            Pro forma income net income                         $(2,064,916)
                                                                ===========

     Basic and diluted loss per share                           $      (.01)
          Pro forma basic and diluted loss per share            $      (.01)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company's stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. See the 2005 assumptions below:

         Expected life                                         3 Years
         Risk-free interest rate                                  5.0%
         Dividend yield                                              -
         Volatility                                               100%



(10) SUBSEQUENT EVENTS:

         On May 5, 2006, we voluntarily determined to reduce the exercise prices of 19,968,783 Class A warrants and 67,531,305 Class B warrants issued pursuant to the March 2005 Subscription Agreement from an exercise price of $0.016 to $0.013 per share.

         On May 5, 2006, the Company held a closing pursuant to a subscription agreement it entered into with several accredited investors as of May 5, 2006, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% convertible promissory notes. The Company received $299,500 of the purchase price on May 5, 2006. The convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter and mature 2 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance at any time, until paid in full, into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date.

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

OVERVIEW OF THE BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Walt Disney Internet Group, Warner Home Video, Golden State Cellular, Inland Cellular, Eloqui Wireless, Cell One of Amarillo, Panhandle Telephone Cooperative, Panhandle Telecommunication Systems, Inc, DTC Wireless (formerly Advantage Cellular Systems, Inc.), Nex-Tech Wireless, Plateau Wireless, West Central Wireless, Telispire PCS, NewEgg.com, PC Alchemy, CompUSA, Dell.com and Cannon PC. Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

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

In the first quarter of 2006, the company signed a multi-year contract with Nex-Tech Wireless; launched MobileVoice(TM) services with Panhandle Telecommunication Services, Inc.(PTSI), Plateau Telecommunications, Inc. and DTC Wireless(formerly Advantage Cellular Systems, Inc.); and launched the Alternative to Directory Assistance(TM) service for PTSI subscribers. The management team remains committed to generating near and long term revenues significant enough to fund daily operations, building shareholder value, expand the intellectual property portfolio and developing cutting edge solutions and applications for the emerging speech recognition market sector.

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

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended March 31, 2006 and 2005.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                       Three Months Ended
                                                            March 31,
                                                     2006             2005
                                                 -----------      -----------
         Gross revenues                          $    61,298      $    10,363

         Cost of sales                               (20,509)          (1,128)
         General and administrative expenses        (990,975)      (1,017,302)
         Other income (expenses)                  (4,866,431)      (1,056,749)
                                                 -----------      -----------

         Net loss                                $(5,816,617)     $(2,064,816)
                                                 ===========      ===========

DISCUSSION OF THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005.

Gross revenues amounted to $61,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in revenues compared with the prior year period resulted from the addition of three MobileVoice customers and one Alternative to Directory Assistance customer.

General and administrative expenses decreased to $991,000 for the three months ended March 31, 2006 from $1,017,000 for the same period in 2005. Salary and wage expense was $382,000 for the three months ended March 31, 2006 as compared to $327,500 for the same period in 2005. Depreciation and amortization expenses decreased to $32,000 for the three months ended March 31, 2006 from $51,000 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense decreased to $893,000 in 2006, as compared to $1,057,000 in 2005

We had a net loss of $5,817,000, or basic and diluted net loss per share of $0.01, for the three months ended March 31, 2006 compared to $2,065,000, or basic and diluted net loss per share of $0.01, for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a negative working capital of $7,755,000 as compared to a negative working capital of $3,731,000 at December 31, 2005.

In March 2006, the Company received $60,000 through a private placement of 3,000,000 shares of common stock and an aggregate of 6,000,000 warrants.

Additionaly, in March 2006, we received $700,000 through a private placement of convertible notes and 50,972,110 Class A warrants.

In addition, for the three months ended March 31, 2006, the Company received approximately $300,000 from the exercise of 20,550,000 warrants.

Net cash used in operating activities was $800,000 for the 2006 Period compared to $822,000 for the 2005 Period. We believe that our average monthly cash requirements approximate $270,000.

Net cash used in investing activities was $20,000 for the 2006 Period compared to $18,000 for the 2005 Period. During the three months ended March 31, 2005, cash was primarily used for capitalized computer equipment and patents.

Net cash provided by financing activities was $1,000,000 for the 2006 Period compared to $920,000 for 2005 Period.

We incurred a net loss of $5,817,000 during the 2006 Period and had an accumulated deficit of $48,481,000. Our losses through March 31, 2006 included interest and amortization expenses, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations through August 2006. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally cash flow positive. The losses through the quarter ended March 31, 2006 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

On May 5, 2006, the Company held a closing pursuant to a subscription agreement it entered into with several accredited investors as of May 5, 2006, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% convertible promissory notes. The Company received $299,500 of the purchase price on May 5, 2006.

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

On January 6, 2006, La Jolla and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

         o 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;
         o        $300,000 was paid on May 5, 2006; and
         o        $400,000 within 150 days of the date of the Settlement
                  Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The securities described below represent our securities sold by us for the period starting January 1, 2006 and ending March 31, 2006 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.


PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

On March 13, 2006, the Company held a closing with one accredited investor pursuant to which the investor subscribed to purchase an aggregate of 3,000,000 shares of restricted common stock for a total purchase price of $60,000. In addition, the investor received an aggregate of 3,000,000 Class A common stock purchase warrants and 3,000,000 Class B common stock purchase warrants to the investor, representing one Class A and one Class B warrants issued for each share which was issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

SALES OF DEBT AND WARRANTS FOR CASH

On March 17, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors dated as of dated as of March 17, 2006, pursuant to which the investors subscribed to purchase an aggregate principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

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

OPTION GRANTS

On January 24, 2006, we issued nonstatutory options to purchase an aggregate of 57,200,000 shares of our common stock at a price equal to $0.016 per share to certain of our employees, directors and consultants. The aforementioned options were issued pursuant to our 2005 Stock Incentive Plan.

During the quarter ended March 31, 2006, we issued an aggregate total of 57,700,000 options to employees.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On April 20, 2006, the Company issued 3,000,000 restricted common shares in exchange for an agreement to provide consulting services and a release on potential Claims.

On February 7, 2006, we issued 10,000,000 restricted common shares to La Jolla Cove Investors, Inc. pursuant to a Settlement Agreement entered into on January 6, 2006.

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  MAY 19, 2006           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


DATE: MAY 19, 2006            BY: /S/ JAMES HADZICKI
                                  ----------------------------------------------
                                  JAMES HADZICKI, CHIEF FINANCIAL OFFICER
                                  & CHIEF OPERATING OFFICER