Form 10QSB
period 2006-06-30
ONE VOICE TECHNOLOGIES INC
filed 2006-08-21
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 21, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2006

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

As of August 17, 2006, the registrant had 513,568,601 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-13

Item 2.   Management's Discussion and Analysis or Plan of Operation      14

Item 3.   Controls and Procedures                                        17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    18

Item 3.   Defaults Upon Senior Securities                                18

Item 4.   Submission of Matters to a Vote of Security Holders            18

Item 5.   Other Information                                              18

Item 6.   Exhibits                                                       18

SIGNATURES                                                               19

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------

     Balance Sheets as of June 30, 2006 and December 31, 2005             F-2
     Statements of Operations for the three and six months
      ended June 30, 2006 and 2005                                        F-3
     Statements of Cash Flows for the three and six months
      ended June 30, 2006 and 2005                                        F-4
     Notes to Financial Statements                                        F-6


                                ONE VOICE TECHNOLOGIES, INC.
                                       BALANCE SHEETS
                                         (UNAUDITED)


                                                                 June 30,       December 31,
                                                                   2006            2005
                                                               ------------    ------------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                             $     32,376    $    338,811
         Accounts receivable                                         70,897          42,696
         Inventories                                                 11,538           5,254
         Other current assets                                        45,330          40,574
                                                               ------------    ------------
           Total current assets                                     160,141         427,335

PROPERTY AND EQUIPMENT, net                                          74,435          84,703

         Software development and Licensing, net                     26,151          40,552
         Trademarks, net                                              3,462           5,517
         Patents, net                                                91,853          94,200
         Deposits                                                    18,665          18,665
         Deferred debt issue costs                                   84,992          69,970
                                                               ------------    ------------
           Total assets                                        $    459,699    $    740,942
                                                               ============    ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                           325,755         128,630
         Accrued expenses                                           246,839         147,305
         Settlement agreement liability                             500,000         920,000
         License agreement liability                                930,000         930,000
         Warrant derivative liability                             2,325,695       2,032,299
                                                               ------------    ------------
           Total current liabilities                              4,328,289       4,158,234

LONG TERM DEBT:
         Long term portion of notes payable                         100,000         100,000
         Long term portion of convertible debt, net                 420,666         221,850
         Deferred rent                                                6,721              --
                                                               ------------    ------------
            Total liabilities                                     4,855,676       4,480,084

STOCKHOLDERS' DEFICIT:
         Preferred stock; $.001 par value, 10,000,000 shares
           authorized, no shares issued and outstanding                  --              --
         Common stock; $.001 par value, 990,000,000 shares
           authorized, 474,533,757 and 363,590,152 shares issued
           and outstanding at June 30, 2006 and December
           31, 2005, respectively                                   474,550         363,590
         Shares to be issued                                         52,000              --
         Additional paid-in capital                              40,650,563      38,561,381
         Accumulated deficit                                    (45,573,090)    (42,664,113)
                                                               ------------    ------------
           Total stockholders' deficit                           (4,395,977)     (3,739,142)
                                                               ------------    ------------

         Total liabilities and stockholders' deficit           $    459,699    $    740,942
                                                               ============    ============


                                  See accompanying notes





                                           ONE VOICE TECHNOLOGIES, INC.
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                     Three Months Ended                    Six Months Ended
                                               June 30, 2006     June 30, 2005     June 30, 2006     June 30, 2005
                                               -------------     -------------     -------------     -------------

REVENUE                                        $     109,851     $      23,937     $     171,149     $      34,300
COST OF REVENUE                                       16,552             3,725            37,061             4,853
                                               -------------     -------------     -------------     -------------
GROSS PROFIT                                          93,299            20,212           134,088            29,447

GENERAL AND ADMINISTRATIVE EXPENSES                  962,475           620,438         1,953,450         1,636,940
                                               -------------     -------------     -------------     -------------
NET LOSS FROM OPERATIONS                            (869,176)         (600,226)       (1,819,362)       (1,607,493)

OTHER INCOME (EXPENSES)
   Interest expense                                 (221,742)         (568,182)       (1,115,047)       (1,625,279)
   Settlement expense                               (100,000)               --          (200,500)               --
   Gain  on warrant derivative                     4,098,311                --           220,802                --
   Other, net                                            247             1,039             5,130               587
                                               -------------     -------------     -------------     -------------

NET INCOME (LOSS)                              $   2,907,640     $  (1,167,369)    $  (2,908,977)    $  (3,232,185)
                                               =============     =============     =============     =============
BASIC EARNINGS(LOSS) PER SHARE                 $         .01     $       (0.01)    $       (0.01)    $       (0.01)
                                               =============     =============     =============     =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        471,037,000       280,726,000       440,249,000       270,987,000
                                               =============     =============     =============     =============

DILUTED EARNINGS (LOSS) PER SHARE              $         .01     $       (0.01)    $       (0.01)    $       (0.01)
                                               =============     =============     =============     =============

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING      824,275,000       280,726,000       440,249,000       270,987,000
                                               =============     =============     =============     =============



                             See accompanying notes.





                             ONE VOICE TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                Six Months Ended
                                                            June 30,        June 30,
                                                              2006            2005
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $(2,908,977)    $(3,232,185)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
    Depreciation and amortization                              62,896          95,746
    Amortization of debt discount and debt issue costs      1,032,232       1,782,253
    Gain on warrant derivative liability                     (220,802)             --
    Share based compensation expense                          194,636              --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                       (28,202)         (4,263)
    Inventories                                                (6,284)          4,469
    Prepaid expenses and other assets                          (4,756)         (9,383)
    Deposits                                                       --         (14,025)
    Deffered debt issue costs                                      --          35,763
    Deferred rent                                               6,721              --
 INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable                                          197,125          (7,353)
    Accrued expenses                                          151,100          36,617
    Settlement agreement liability                            (99,500)             --
    License agreement liability                                    --         (60,000)
    Deposit                                                        --          (7,292)
                                                          -----------     -----------
       Net cash used in operating activities               (1,623,811)     (1,379,653)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (15,810)        (23,316)
    Additions to patent costs                                 (18,014)         (7,523)
                                                          -----------     -----------
       Net cash used in investing activities                  (33,824)        (30,839)
                                                          -----------     -----------






                                       (Continued)

                                                                   Six Months Ended
                                                              June 30,        June 30,
                                                                2006            2005
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                       60,000              --
    Proceeds from convertible debt                            1,024,000         919,988
    Payments for debt issue costs                               (85,000)             --
    Proceeds from shares to be issued                            52,000              --
    Proceeds from warrant exercise                              300,200         108,960
                                                            -----------     -----------
       Net cash provided by financing activities              1,351,200       1,028,948
                                                            -----------     -----------

NET DECREASE IN CASH                                           (306,435)       (381,544)
CASH AND CASH EQUIVALENTS, beginning of period                  338,811         535,642
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                    $    32,376     $   154,098
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $    10,000     $    44,727
                                                            ===========     ===========
    Income taxes paid                                       $       800     $       800
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Issuance of warrant derivative in connection
      with private placement and debt financing             $   514,198     $   724,305
                                                            ===========     ===========
    Beneficial conversion feature of debt                   $   353,316     $   275,695
                                                            ===========     ===========
    Common Stock issued upon conversion of debt             $ 1,028,635     $ 1,410,266
                                                            ===========     ===========
    Common Stock issued in connection                       $   320,500     $        --
      with reduction of settlement liability                ===========     ===========


                             See accompanying notes.

                                       F-5

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

         One Voice Technologies, Inc. is incorporated under the laws of the State of Nevada. The Company develops voice recognition software.

         Prior to the fourth quarter of 2005, the Company's financial statements had been prepared and presented as those of a development stage enterprise. Based on the commercialization of its Mobile Voice product during 2005, the Company believes that such presentation is no long necessary.

         Located in La Jolla, California, the Company has 12 full-time employees and 5 consultant/part-time employees. The Company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV.OB. One Voice commenced operations on July 14, 1999.

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

         GOING CONCERN:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $45,573,000 and used cash for operations of $1,624,000 during the 6 months ended June 30, 2006. The Company also has a working capital deficit of $4,168,000 and a stockholders' deficit of $4,396,000 as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Tha adoption of FIN 48 is not expected to have any impact on The Company's financial position.

Note 3 Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings
(loss) per common share:

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                    ------------------------------     -------------------------------
                                                         2006             2005             2006               2005
                                                    -------------    -------------     -------------     -------------
BASIC

Net income (loss)                                   $   2,908,000    $  (1,167,000)    $  (2,909,000)    $  (3,232,000)
                                                    =============    =============     =============     =============

Basic weighted-average common shares outstanding      471,037,000      280,726,000       440,249,000       270,987,000
                                                    =============    =============     =============     =============

Basic earnings (loss) per common share              $        0.01    $       (0.01)    $       (0.01)    $       (0.01)
                                                    =============    =============     =============     =============

DILUTED

Net income (loss)                                   $   2,908,000    $  (1,167,000)    $  (2,909,000)    $  (3,232,000)
                                                    =============    =============     =============     =============

Weighted-average common shares outstanding            471,037,000      280,726,000       440,249,000       270,987,000

Add:

      Exercise of warrants                            250,218,000               --                --                --

      Conversion of debt                              103,964,000               --                --                --
                                                    -------------    -------------     -------------     -------------
Diluted weighted-average shares outstanding           824,275,000      280,726,000       440,249,000       270,987,000
                                                    =============    =============     =============     =============

Diluted earnings (loss) per common share            $        0.01    $       (0.01)    $       (0.01)    $       (0.01)
                                                    =============    =============     =============     =============


      Due to the net losses for the three months ended June 30, 2005 and six month ended June 30, 2006 and 2005, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three month period ended June 30, 2005 and six month periods presented are the same. Additionally, there were no dividends paid during these reporting periods. Potentially dilutive securities excluded in the calculation of diluted loss per common share include options to purchase 1,846,500 shares of common stock outstanding for the three months ended June 30, 2005 and for the six-month period ended June 30, 2006 and 2005, respectively, which had an exercise price greater than the average market price for the common shares.

      Options to purchase 59,621,500 shares of common stock were outstanding during the three months ended June 30, 2006 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(4) SETTLEMENT AGREEMENT LIABILITY:

         On January 6, 2006, La Jolla Cove Investors, Inc. and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

         o 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;

         o        $300,000 was paid on May 5, 2006; and

         o        $400,000 was due on June 6, 2006 (this payment was not made)

         Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. We are currently negotiating with La Jolla to restructure that payment obligation and avoid entry of a judgment. Accordingly, $500,000 is accrued as a settlement liability as of June 30, 2006.


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

         Under an amendment to the License Agreement entered into in March 2002, the initial term of the License Agreement was extended for two (2) years, and the aggregate minimum royalty payment was increased to $1,500,000. The amendment also included a revised payment schedule of the minimum royalty payment obligation that provided for semi-annual payments of $250,000, through December 31, 2004 (due on June 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied against interest.

         Under an amendment to the License Agreement entered into in January 2006, the term of the License Agreement was extended for five (5) years through December 31, 2010, and the monthly minimum royalty payment was set at $17,500. The amendment also granted the Company a five (5) year interest-free period to repay the $930,000 currently outstanding. In addition to minimum monthly royalty payments, the company is required to make additional payments to Philips once it has become operationally break-even. The additional monthly payments are capped at $200,000 per calendar year. As of June 30, 2006 and December 31,2005, the outstanding minimum royalty obligations pursuant to the License Agreement was $930,000.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(6) WARRANT DERIVATIVE LIABILITY

         Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19") specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of June 30, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 118%, risk free interest rate of 5.13% and a remaining contractual life ranging from 1.78 years to 3.70 years. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from 0.30 years to 4.00 years. The valuation conducted as of June 30, 2006 resulted in a non-cash gain of $221,000 with a corresponding decrease in the warrant derivative liability. As of June 30, 2006, the fair value of the warrant derivative liability was $2,325,695 respectively.

(7) NOTES PAYABLE:

         On August 8, 2003 the Company issued a promissory note in the aggregate principal amount of $100,000, paying interest at 8.0% per annum, due on August 8, 2008. At June 30, 2006 the balance on the note payable was $100,000.

(8) CONVERTIBLE NOTES PAYABLE:

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         On May 5, 2006 we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes. The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

         During the six months ended June 30, 2006, $1,029,000 of notes payable was converted into approximately 74,410,000 shares of the Company's common stock at an average conversion price of $0.014 per share.

         Convertible notes payable at June 30, 2006 consists of the following:

                                          Due                    Principal        Unamortized             Net
                                          Date                    Amount            Discount            Balance
                                     -----------------      -----------------    ----------------   --------------
         LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007      $          10,000    $        (5,206)   $       4,794
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 18, 2008         $          25,000    $       (14,987)   $       10,013
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          July 13, 2008          $         275,000    $      (186,537)   $       88,463
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          March 17, 2008         $         250,000    $      (214,046)   $       35,954
                                                            -----------------    ---------------    --------------

         Ellis International
         Limited                     March 17, 2008         $          73,665    $       (63,073)   $       10,592
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                March 17, 2008         $         250,000    $      (214,046)   $       35,954
                                                            -----------------    ---------------    --------------

         Momona Capital
         Corp.                       March 17, 2008         $          90,000    $       (77,056)   $       12,944
                                                            -----------------    ---------------    --------------

         Alpha Capital
         Aktiengesellschaft          May 5, 2008            $         108,000    $       (34,016)   $       73,984
                                                            -----------------    ---------------    --------------

         Whalehaven Capital
         Fund Limited                May 5, 2008            $         108,000    $       (34,016)   $      73,984
                                                            -----------------    ---------------    -------------

         Omega Capital
         Small Cap Fund              May 5, 2008            $         108,000    $       (34,016)   $      73,984
                                                            -----------------    ---------------    -------------


            TOTAL LONG TERM PORTION                         $       1,297,665    $      (876,999)  $      420,666
                                                            =================    ===============   ==============

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(9) COMMON STOCK:

         During the six months ended June 30, 2006, Alpha Capital Akteingesellschaft converted approximately $291,000 of notes payable into approximately 21,196,000 shares of the Company's common stock at an average conversion price of $0.014. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200.

         During the six months ended June 30, 2006, Whalehaven Fund, Limited converted approximately $583,000 of notes payable into approximately 41,030,000 shares of the Company's common stock at an average conversion price of $0.014.

         During the six months ended June 30, 2006, Momona Capital Corp. converted approximately $10,000 of notes payable into approximately 846,500 shares of the Company's common stock at an average conversion price of $0.012.

         During the six months ended June 30, 2006, Ellis International Ltd. converted approximately $101,000 of notes payable into approximately 8,035,000 shares of the Company's common stock at an average conversion price of $0.013. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000.

         During the six months ended June 30, 2006, Omega Capital Small Cap Fund converted approximately $28,000 of notes payable into approximately 2,167,000 shares of the Company's common stock at an average conversion price of $0.013.

         During the six months ended June 30, 2006, Osher Capital Inc. converted approximately $16,000 of notes payable into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.014.

         During the six months ended June 30, 2006, an accredited investor purchased an aggregate of 3,000,000 shares of restricted common stock for a total purchase price of $60,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

         During the six months ended June 30, 2006, an accredited investor agreed to purchase an aggregate of 4,000,000 shares of restricted common stock for a total purchase price of $52,000. The shares were issued subsequent to June 30, 2006.

(10) ACCOUNTING FOR STOCK-BASED COMPENSATION

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

         Under the modified prospective approach, SFAS 123 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the six months ended June 30, 2006, the Company recorded $194,636 in non-cash charges for the implementation of SFAS 123R. As of June 30, 2006, there was approximately $277,700 of total unrecognized compensation costs related to unvested options.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the stock option transactions during the six months ended June 30, 2006:

                                                                            June 30, 2006
                                                       -----------------------------------------------------
                                                                                                  Weighted
                                                                                                  average
                                                                              Weighted            remaining
                                                                              average             contractual
                                                                              exercise            life
                                                       Shares                 price               (in years)
                                                       --------          ------------------       ----------
                  Options outstanding 1/1/2006          1,921,500            $    1.47               5.63
                  Options granted                      57,700,000            $    0.016              9.58
                  Options exercised                            --                   --                 --
                  Options terminated                           --                   --                 --
                  Options outstanding 6/30/2006        59,621,500            $     .06               9.44
                  Options exercisable 6/30/2006        20,911,083            $     .15               9.44

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

                                 Three Months Ended       Six Months Ended
                                    June 30, 2005          June 30, 2005
                                    -------------          -------------

Net loss, as reported               $  (1,167,369)         $  (3,232,185)
Deduct: total stock based
employee compensation expense
determined under fair value based
methods for all options, net of              (200)                  (300)
related tax effects                            --                     --

     Pro forma net loss                (1,167,569)            (3,232,485)


Earnings per share:

   Basic- as reported               $       (0.01)         $       (0.01)
                                    =============          =============
   Basic- pro forma                 $       (0.01)         $       (0.01)
                                    =============          =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                  280,726,000            270,987,000
                                    =============           ============

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(11) SUBSEQUENT EVENTS:

         On July 6, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors, pursuant towhich the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

         The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of
         (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

         We issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

TELECOM SECTOR

In the Telecom sector, we believe that the Mobile Messaging market, which has both business and consumer market applications including: E-mail, Instant Messages, and SMS (Short Message Service), is extremely large and is growing at an astonishing rate. Billions of text messages are sent globally every year, and messaging has also shown the consistent ability to generate significant revenue for carriers. One Voice solutions enable users to send, intelligently route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

The Company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions which we believe may result in increased deployments and revenue stream. The product offerings will encompass both MobileVoice(TM) suite of solutions as well as our ADA(TM) Alternative to Directory Assistance(TM).

The Company recently signed an agreement with Tata Consultancy Services (TCS) in which TCS will begin selling and hosting One Voice's MobileVoice services in India and the rest of Asia. The Telecom Group within TCS, with annual revenues of $490M USD, has existing carrier customers throughout these regions and our goal is to jointly win carrier contracts and have our MobileVoice solution hosted and managed by TCS in India.

The Company recently signed an agreement with VeriSign, Inc. in which VeriSign has begun testing One Voice's MobileVoice services at a select VeriSign carrier customer. Our goal is to jointly win contracts for MobileVoice services and eventually have our MobileVoice service managed and hosted by VeriSign in the United States and Latin America.

PC SECTOR

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP
(VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice.

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

The Company is scheduled to have its Media Center Communicator bundled with a tier-one PC manufacturer potentially this January, 2007 to coincide with the Windows Vista launch for new PC purchases.

The Company recently gained certification by Microsoft to produce a Windows XP Media Center 2005 remote control device. This One Voice remote contains the standard Media Center remote buttons, such as Play, Pause, etc., with the addition of a unique TALK button which allows users to control the Media Center functionality using One Voice's voice recognition technology. In addition, this TALK button allows users to place VoIP (Voice-Over-IP) phone calls as if they were using a regular telephone. One Voice has a patent pending on this remote.

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

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended June 30, 2006 and 2005.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                       Three Months Ended
                                                            June 30,
                                                     2006             2005
                                                 -----------      -----------
         Gross revenues                          $   109,851      $    23,937

         Cost of sales                               (16,552)          (3,725)
         General and administrative expenses        (962,475)        (620,438)
         Other income (expenses)                   3,776,816         (567,143)
                                                 -----------      -----------

         Net Income (loss)                       $ 2,907,640      $(1,167,369)
                                                 ===========      ===========

DISCUSSION OF THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005.

Gross revenues amounted to $110,000 and $24,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in revenues compared with the prior year period resulted from the addition of three MobileVoice customers and one Alternative to Directory Assistance customer.

General and administrative expenses increased to $962,000 for the three months ended June 30, 2006 from $620,000 for the same period in 2005. Salary and wage expense was $367,000 for the three months ended June 30, 2006 as compared to $346,000 for the same period in 2005. Depreciation and amortization expenses decreased to $31,000 for the three months ended June 30, 2006 from $45,000 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense decreased to $222,000 in 2006, as compared to $568,000 in 2005

We had a net income of $2,908,000, or basic and diluted net income per share of $0.01, for the three months ended June 30, 2006 compared to a net loss of $1,167,000, or basic and diluted net loss per share of $0.01, for the same period in 2005.

SIX MONTH PERIOD IN 2006 COMPARED WITH SIX MONTH PERIOD IN 2005

Net revenue totaled $171,000 for the six months ended June 30, 2006. Net revenues totaled $34,000 for the six months ended June 30, 2005.

General and administrative expenses increased to $1,953,000 for the six months ended June 30, 2006 ("2006 Period") from $1,637,000 for the six months ended June 30, 2005 ("2005 Period"). The net increase in operating expenses over the 2005 Period was a result of the increase in stock option/Compensation expense and an increase in License fee expense. Additionally, salary and wage expense increased to $749,000 for the 2006 Period as compared to $674,000 for the 2005 Period. Depreciation and amortization decreased to $63,000 for the 2006 Period from $96,000 for the 2005 Period.

Other income/(expense) decreased to $1,090,000 for the six months ended June 30, 2006 ("2006 Period") from $1,625,000 for the six months ended June 30, 2005 ("2005 Period"). The net decrease in other income/(expense) over the 2005 Period was a direct result of a non-cash interest expense associated with debt financing. Non-cash interest expense associated with debt financing decreased to $1,115,000 for the 2006 Period, as compared to $1,625,000 for the 2005 Period.

We had a net loss of $2,909,000 or basic and diluted net loss per share of $0.01 For the six months ended June 30, 2006 compared to a net loss of $3,232,000 or basic and diluted net loss per share of $0.01 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a negative working capital of $4,168,000 as compared to a negative working capital of $3,731,000 at December 31, 2005.

On May 5, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,815,000 which we issued on March 18, 2005, July 13, 2005 and March 20, 2006 to certain of the investors participating in this new private placement.

Net cash used in operating activities was $1,624,000 for the 2006 Period compared to $1,380,000 for the 2005 Period. We believe that our average monthly cash requirements approximate $270,000.

Net cash used in investing activities was $34,000 for the 2006 Period compared to $31,000 for the 2005 Period. During the six months ended June 30, 2006, cash was primarily used for capitalized computer equipment and patents.

Net cash provided by financing activities was $1,351,000 for the 2006 Period compared to $1,029,000 for 2005 Period.

We incurred a net loss of $2,909,000 during the 2006 Period and had an accumulated deficit of $45,573,000. Our losses through June 30, 2006 included interest and amortization expenses, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations through December 2006. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally cash flow positive. The losses through the quarter ended June 30, 2006 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

On January 6, 2006, La Jolla and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

         o 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;
         o        $300,000 was paid on May 5, 2006; and
         o        $400,000 was due on June 6, 2006.

Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. We are currently negotiating with La Jolla to restructure that payment obligation and avoid entry of a judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting April 1, 2006 and ending June 30, 2006 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

During the six months ended June 30, 2006, an accredited investor agreed to purchase an aggregate of 4,000,000 shares of restricted common stock for a total purchase price of $52,000. The shares were issued subsequent to June 30, 2006.

SALES OF DEBT AND WARRANTS FOR CASH

On May 5, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes.

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

OPTION GRANTS

There were no options granted during the second quarter.

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE:  AUGUST 21, 2006           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN & CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


DATE: AUGUST 21, 2006            BY: /S/ JAMES HADZICKI
                                  ----------------------------------------------
                                  JAMES HADZICKI, CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACOUNTING AND FINANCIAL OFFICER)