Form 10QSB
period 2006-09-30
ONE VOICE TECHNOLOGIES INC
filed 2006-11-14
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006 the registrant had 544,000,296 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-14

Item 2.   Management's Discussion and Analysis or Plan of Operation      3

Item 3.   Controls and Procedures                                        8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    10

Item 3.   Defaults Upon Senior Securities                                11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11

Item 6.   Exhibits                                                       11

SIGNATURES                                                               12

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------

     Balance Sheets as of September 30, 2006 and December 31, 2005       F-2
     Statements of Operations for the three and nine months
      ended September 30, 2006 and 2005                                  F-3
     Statements of Cash Flows for the nine months ended
      September 30, 2006 and 2005                                        F-4
     Notes to Financial Statements                                       F-6


                                  ONE VOICE TECHNOLOGIES, INC.
                                         BALANCE SHEETS
                                           (UNAUDITED)


                                                                   September 30,    December 31,
                                                                       2006            2005
                                                                   ------------    ------------
                                             ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                 $    259,917    $    338,811
         Accounts receivable                                             26,293          42,696
         Inventories                                                      6,814           5,254
         Prepaid expenses                                                97,727          40,574
         Other current assets                                             5,407              --
                                                                   ------------    ------------
           Total current assets                                         396,158         427,335

PROPERTY AND EQUIPMENT, net                                             136,018          84,703

         Software development and Licensing, net                         19,107          40,552
         Trademarks, net                                                  2,553           5,517
         Patents, net                                                    85,203          94,200
         Deposits                                                        18,664          18,665
         Deferred debt issue costs                                      115,688          69,970
                                                                   ------------    ------------
           Total assets                                            $    773,391    $    740,942
                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                               296,568         128,630
         Accrued expenses                                               354,898         147,305
         Settlement agreement liability                                 450,000         920,000
         License agreement liability                                    930,000         930,000
         Warrant derivative liability                                 2,377,857       2,032,299
                                                                   ------------    ------------
           Total current liabilities                                  4,409,323       4,158,234

LONG TERM DEBT:
         Note payable                                                   100,000         100,000
         Convertible notes payable, net                                 678,524         221,850
         Deferred rent                                                    9,602              --
                                                                   ------------    ------------
            Total liabilities                                         5,197,449       4,480,084

STOCKHOLDERS' DEFICIT:
         Preferred stock; $.001 par value, 10,000,000 shares
           authorized, no shares issued and outstanding                      --              --
         Common stock; $.001 par value, 1,290,000,000 shares
           authorized, 524,031,424 and 363,590,152 shares issued
           and outstanding at September 30, 2006 and December
           31, 2005, respectively                                       524,047         363,590
         Additional paid-in capital                                  41,389,124      38,561,381
         Accumulated deficit                                        (46,337,229)    (42,664,113)
                                                                   ------------    ------------
           Total stockholders' deficit                               (4,424,058)     (3,739,142)
                                                                   ------------    ------------

         Total liabilities and stockholders' deficit               $    773,391    $    740,942
                                                                   ============    ============


                                  See accompanying notes

                                            F-2





                                          ONE VOICE TECHNOLOGIES, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)



                                                   Three Months Ended                Nine Months Ended
                                            Sept 30, 2006    Sept 30, 2005    Sept 30, 2006    Sept 30, 2005
                                            -------------    -------------    -------------    -------------

REVENUE                                     $     151,952    $      48,139    $     323,101    $      82,440
COST OF REVENUE                                    17,449           11,636           54,509           16,489
                                            -------------    -------------    -------------    -------------
GROSS PROFIT                                      134,503           36,503          268,592           65,951

GENERAL AND ADMINISTRATIVE EXPENSES               812,338          756,972        2,765,790        2,394,726
                                            -------------    -------------    -------------    -------------
NET LOSS FROM OPERATIONS                         (677,835)        (720,469)      (2,497,198)      (2,328,775)

OTHER INCOME (EXPENSES)
   Interest expense                              (518,549)        (358,559)      (1,633,596)      (1,982,754)
   Gain  on warrant derivative                    431,971               --          652,773               --
   Other, net                                         277               --         (195,093)             298
                                            -------------    -------------    -------------    -------------

NET LOSS                                    $    (764,136)   $  (1,079,028)   $  (3,673,114)   $  (4,311,231)
                                            =============    =============    =============    =============
BASIC LOSS PER SHARE                        $        (.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                            =============    =============    =============    =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING     506,483,000      309,881,000      462,570,000      283,973,000
                                            =============    =============    =============    =============


                                             See accompanying notes.



                          ONE VOICE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                          Sept 30,        Sept 30,
                                                            2006            2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $(3,673,114)   $(4,311,231)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
    Depreciation and amortization                             90,580        138,764
    Amortization of debt discount and debt issue costs     1,533,125      1,945,442
    Gain on warrant derivative liability                    (652,773)            --
    Share based compensation expense                         235,034             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                       16,403        (22,887)
    Inventories                                               (1,560)        (3,393)
    Prepaid expenses and other current assets                (62,560)       (21,456)
    Deposits                                                      --        (18,954)
    Deferred debt issue costs                                     --         (4,890)
    Deferred rent                                              9,601             --
 INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable                                         167,937        (92,302)
    Accrued expenses                                         270,236         39,990
    Settlement agreement liability                          (149,500)            --
    License agreement liability                                   --        (90,000)
    Deposit                                                       --         (7,292)
                                                         -----------    -----------
       Net cash used in operating activities              (2,216,591)    (2,448,209)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                       (90,476)       (28,136)
    Additions to patent costs                                (18,014)       (10,154)
                                                         -----------    -----------
       Net cash used in investing activities                (108,490)       (38,290)
                                                         -----------    -----------





                                   (Continued)

                                                                Nine Months Ended
                                                             Sept 30,      Sept 30,
                                                              2006           2005
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                     112,000        309,600
    Proceeds from convertible debt                           1,984,000      1,854,976
    Payments for debt issue costs                             (150,013)            --
    Proceeds from warrant exercise                             300,200        108,960
                                                           -----------    -----------
       Net cash provided by financing activities             2,246,187      2,273,536
                                                           -----------    -----------

NET DECREASE IN CASH                                           (78,894)      (212,963)
CASH AND CASH EQUIVALENTS, beginning of period                 338,811        535,642
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   259,917    $   322,679
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $    10,000    $    59,727
                                                           ===========    ===========
    Income taxes paid                                      $       800    $       800
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Issuance of warrant derivative in connection
      with private placement and debt financing            $   998,000    $ 1,399,637
                                                           ===========    ===========
    Beneficial conversion feature of debt                  $   597,000    $   600,363
                                                           ===========    ===========
    Common Stock issued upon conversion of debt            $ 1,480,000    $ 1,614,945

                                                           ===========    ===========
    Common Stock issued in connection                      $   320,500    $        --
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

         Prior to the fourth quarter of 2005, the Company's financial statements had been prepared and presented as those of a development stage enterprise. Based on the commercialization of its Mobile Voice product during 2005, the Company believes that such presentation is no longer necessary.

         Located in La Jolla, California, the Company has 8 full-time employees and 2 consultants. The Company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV One Voice commenced operations on July 14, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

         The accompanying interim financial statements are unaudited. These financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2005 was derived from the Company's audited financial ststements. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The financial statements and notes thereto should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

         GOING CONCERN:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $46,337,000 and used cash for operations of $2,217,000 during the nine months ended September 30, 2006. The Company also has a working capital deficit of $4,013,000 and a stockholders' deficit of $4,424,000 as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing and is pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on The Company's financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

(3) SETTLEMENT AGREEMENT LIABILITY:

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

         o        $300,000 was paid on May 5, 2006; and

         o        $400,000 was due on June 6, 2006 (this payment was not made)

         Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. Upon a negotiation being reached the payment has been restructured at to an amount of $50,000 due the 15th of each month starting September 15, 2006 with a 10 day late payment grace period. Accordingly, $450,000 is accrued as a settlement liability along with accrued interest of 34,000 as of September 30, 2006.

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

         Under an amendment to the License Agreement entered into in January 2006, the term of the License Agreement was extended for five (5) years through December 31, 2010, and the monthly minimum royalty payment was set at $17,500. The amendment also granted the Company a five (5) year interest-free period to repay the $930,000 currently outstanding. In addition to minimum monthly royalty payments, the company is required to make additional payments to Philips once it has become operationally break-even. The additional monthly payments are capped at $200,000 per calendar year. As of September 30, 2006 and December 31,2005, the outstanding minimum royalty obligations pursuant to the License Agreement was $930,000. In the event of default by One Voice, Philips shall be entitled to terminate the agreement if such default is not cured within 60 days after written notice has been given. Upon such termination, One Voice is obligated to pay any open debts at once.

(5) WARRANT DERIVATIVE LIABILITY

         Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19") specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of September 30, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 128%, risk free interest rate of 4.62% and a remaining contractual life ranging from .9 years to
         3.5 years. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from 0.30 years to 4.00 years. During the nine months ended September 30, 2006, warrants issued in connection with equity and debt financing agreements with an initial fiar value of $998,331 were added to the warrant derivative liability. The valuation conducted as of September 30, 2006 resulted in a non-cash gain during the three months ended September 30, 2006 of $431,971 with a corresponding decrease in the warrant derivative liability. As of September 30, 2006 and December 31, 2005, the fair value of the warrant derivative liability was $2,377,857 and 2,032,299 respectively.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


(6) NOTES PAYABLE:

         On August 8, 2003 the Company issued a promissory note in the aggregate principal amount of $100,000, paying interest at 8.0% per annum, due on August 8, 2008. At September 30, 2006 and December 31, 2005 the balance on the note payable was $100,000.

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

         The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,827,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006
         2005 and to certain of the investors participating in this new private placement.

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

         On May 5, 2006 we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes. The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The beneficial conversion feature of approximately $110,000 will be amortized over the life of the debt using the interest method.

         On July 6, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

         The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,827,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to
         certain of the investors participating in this new private placement.

         We issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $298,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $226,000 will be amortized over the life of the debt using the interest method.

         On August 29, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         The secured convertible notes bear simple interest at 6% per annum payable September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,827,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to
         certain of the investors participating in this new private placement.

         We issued an aggregate of 42,708,334 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $186,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $18,000 will be amortized over the life of the debt using the interest method.

         During the nine months ended September 30, 2006, $1,480,000 of notes payable and accrued interest was converted into approximately 119,907,000 shares of the Company's common stock at an average conversion price of $0.01 per share.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



         Convertible notes payable at September 30, 2006 consists of the following:

                                            Due            Principal     Unamortized        Net
                                            Date            Amount         Discount       Balance
                                     -----------------    -----------    -----------    -----------
         LONG-TERM PORTION

         Stonestreet Limited
         Partnership                 December 23, 2007    $    10,000    $    (4,338)   $     5,662
                                                          -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft          July 13, 2008        $   225,000    $  (137,851)   $    87,149
                                                          -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft          March 17, 2008       $   250,000    $  (182,358)   $    67,642
                                                          -----------    -----------    -----------
         Ellis International
         Limited                     March 17, 2008       $    26,354    $   (19,375)   $     6,979
                                                          -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                March 17, 2008       $    80,000    $   (58,470)   $    21,530
                                                          -----------    -----------    -----------
         Momona Capital
         Corp                        March 17, 2008       $    35,000    $   (25,435)   $     9,565
                                                          -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft          May 5, 2008          $   108,000    $   (29,353)   $    78,647
                                                          -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                May 5, 2008          $   108,000    $   (29,353)   $    78,647
                                                          -----------    -----------    -----------
         Omega Capital
         Small Cap Fund              May 5, 2008          $    15,000    $    (4,279)   $    10,721
                                                          -----------    -----------    -----------
          Alpha Capital
         Aktiengesellschaft          July 6, 2008         $   100,000    $   (84,278)   $    15,722
                                                          -----------    -----------    -----------
         Bristol Investment Fund
         Ltd                         July 6, 2008         $   250,000    $  (210,694)   $    39,306
                                                          -----------    -----------    -----------
         Centurion Microcap
         L.P                         July 6, 2008         $   100,000    $   (84,278)   $    15,722
                                                          -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                July 6, 2008         $   100,000    $   (84,278)   $    15,722
                                                          -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft          August 29, 2008      $   100,000    $   (47,227)   $    52,773
                                                          -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft          August 29, 2008      $     5,000    $      (267)   $     4,733
                                                          -----------    -----------    -----------
         Ellis International
         Limited                     August 29, 2008          150,000    $   (70,840)   $    79,160
                                                          -----------    -----------    -----------
         Osher Capital               August 29, 2008      $    60,000    $   (28,458)   $    31,542
                                                          -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                August 29, 2008      $   100,000    $   (47,430)   $    52,570
                                                          -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                August 29, 2008      $     5,000    $      (268)   $     4,732
                                                          -----------    -----------    -----------

            TOTAL LONG TERM PORTION                       $ 1,827,354    $(1,148,830)   $   678,524
                                                          ===========    ===========    ===========

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(8) COMMON STOCK:

         During the nine months ended September 30, 2006, Alpha Capital Akteingesellschaft converted approximately $373,000 of notes payable and accrued interest into approximately 31,529,000 shares of the Company's common stock at an average conversion price of $0.012. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200.

         During the nine months ended September 30, 2006, Whalehaven Fund, Limited converted approximately $757,000 of notes payable and accrued interest into approximately 56,317,000 shares of the Company's common stock at an average conversion price of $0.013.

         During the nine months ended September 30, 2006, Momona Capital Corp. converted approximately $66,000 of notes payable and accrued interest into approximately 6,107,000 shares of the Company's common stock at an average conversion price of $0.011.

         During the nine months ended September 30, 2006, Ellis International Ltd. converted approximately $148,000 of notes payable into approximately 12,965,000 shares of the Company's common stock at an average conversion price of $0.011. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000.

         During the nine months ended September 30, 2006, Omega Capital Small Cap Fund converted approximately $120,000 of notes payable into approximately 11,855,000 shares of the Company's common stock at an average conversion price of $0.010.

         During the nine months ended September 30, 2006, Osher Capital Inc. converted approximately $16,000 of notes payable into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.014.

         During the nine months ended September 30, 2006, an accredited investor purchased an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.


(9) ACCOUNTING FOR STOCK-BASED COMPENSATION:

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

         Under the modified prospective approach, SFAS 123 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the nine months ended September 30, 2006, the Company recorded $235,000 in non-cash charges for the implementation of SFAS 123R. As of September 30, 2006, there was approximately $240,000 of total unrecognized compensation costs related to unvested options.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         The fair value of stock options at date of grant was estimated using the Back-Scholes model with the following assumptions: expected volatility of 90.9%, expected term of 2.0 years, risk-free interest rate of 4.62%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury Moody AAA for the expected life of the stock option.

The following table summarizes the stock option transactions during the nine months ended September 30, 2006:

                                                      September 30, 2006
                                            ------------------------------------
                                                                     Weighted
                                                                     average
                                                          Weighted   remaining
                                                          average    contractual
                                                          exercise   life
                                            Shares        price      (in years)
                                            ----------   ----------  ----------
            Options outstanding 1/1/2006     1,921,500   $    1.47      5.63
            Options granted                 57,700,000   $    0.016     9.32
            Options exercised                       --          --        --
            Options terminated                      --          --        --
            Options outstanding 9/30/2006   59,621,500   $     .06      9.19
                                            ----------
            Options exercisable 9/30/2006   20,996,500   $     .15      9.19
                                            ==========


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

                                       Three Months Ended   Nine Months Ended
                                          Sept.30, 2005      Sept.30, 2005
                                          -------------      -------------
Net loss, as reported                     $  (1,079,028)     $  (4,311,231)
Deduct: total stock based
employee compensation expense
determined under fair value based
methods for all options, net of                    (400)              (700)
related tax effects                                  --                 --

     Pro forma net loss                      (1,079,428)        (4,311,931)


Earnings per share:

   Basic- as reported                     $       (0.01)     $       (0.01)
                                          =============      =============
   Basic- pro forma                       $       (0.01)     $       (0.01)
                                          =============      =============

Weighted average
   common equivalent
   shares outstanding
   basic and diluted                        309,881,000        283,973,000
                                          =============      =============

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

OVERVIEW OF THE BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

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

In order to reduce expenditures, the Company has aggressively reduced its operating expenses to a target of $160,000 per month beginning in November 2006. This reduction has come from a series of measures including reduction in head-count by eliminating all part-time workers, placing some full-time employees on part-time status and reducing additional operating overhead. Given these cost cutting measures, the Company feels it can better reach operationally break-even by decreasing operating expenses while increasing our revenue stream.

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

The Company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions, which we believe, may result in increased deployments and revenue stream. The product offerings will encompass both MobileVoice(TM) suite of solutions as well as our ADA(TM) Alternative to Directory Assistance(TM).

The Company has recently begun a trial-testing phase for our voice solutions with Cingular Wireless. This trial is in joint cooperation with VeriSign. The company anticipates feedback from the trial by year-end 2006. If successful, this opportunity could potentially lead to Cingular Wireless launching One Voice's services. At this time we do not know if this will ever come to any material fruition.

The Company was recently selected by Lucent Technologies to jointly offer One Voice's MobileVoice solutions in conjunction with Lucent services to national carriers. We are currently working with Lucent to jointly present solutions to carrier customers. At this time we do not know if this will ever come to any material fruition.

The Company recently received a counter proposal from a large carrier in India for MobileVoice services. We are currently negotiating terms with this carrier.

The Company recently received notice that our MobileVoice carrier customer Eloqui Wireless was purchased by US Cellular and that US Cellular was discontinuing Eloqui Wireless contracts for services including One Voice's MobileVoice service. Subsequently, US Cellular agreed to buyout the remaining 22-month term of our MobileVoice contract for a one-time payment of $250,000.

The Company recently signed a deployment contract with TELMEX for deployment of One Voice's MobileVoice solutions to the over 18 million TELMEX subscribers throughout Mexico. The anticipated launch is January 2007 beginning with TELMEX subsidiary TELNOR with over 750,000 subscribers in northern Mexico. National rollout throughout Mexico is anticipated to begin in May 2007 to the remaining 18 million TELMEX subscribers.

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

The Company anticipates having its Media Center Communicator bundled with a tier-one PC manufacturer in January 2007 to coincide with the Windows Vista launch for new PC purchases.

The Company recently was awarded a contract from Intel Corporation to co-develop voice-enabled solutions for use with embedded and desktop devices. Intel has selected One Voice's technology to be used as an integral part of these devices. This contract is not anticipated generating material revenue for the Company given the narrow niche market for these devices. The Company will continue to offer our technology and services to Intel for additional contracts as they may come up from time to time.

The Company has completed the design and prototyping of its Media Center remote control and is now in discussions with retailers and distributors for purchasing commitments. We have produced several evaluation units that are now under evaluation by potential retailers and distributors. Given potential purchase commitments, the Company will produce our remotes to fulfill these orders. We anticipate the initial production run will cost approximately $50,000 to create the machine tooling, plastics, electronics and assembly for the remotes. We will only go into production given committed purchase orders to cover these manufacturing costs. We anticipate this will happen over the next few months.

The Company recently was awarded a contract from AT&T/SBC to develop next generation voice activated remote controls for set-top box devices. This contract is initially to develop several prototype remote control devices with a potential production contract in 2007. This initial contract is a milestone for our company which we believe proves that our technology is in-demand by large customers and in conjunction with our pending patent in this area of remote controls. Our goal is to create a market for voice enabled remote control devices used for voice commands and VoIP (Voice-over-IP) communications (example Skype and Vonage) that are covered in our pending patent and to license this technology to remote control device manufacturers for use with CE devices, cable and satellite set top boxes and Media Center computers.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computations using Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

RESULTS OF OPERATIONS

The following table sets forth selected information from the statements of operations for the three months ended September 30, 2006 and 2005.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                      Three Months Ended
                                                         September 30,
                                                     2006            2005
                                                 -----------     ------------
         Gross revenues                          $  151,952      $    48,139

         Cost of sales                              (17,449)         (11,636)
         General and administrative expenses       (812,338)        (756,972)
         Other expense                              (86,301)        (358,559)
                                                 -----------      -----------
         Net loss                                $ (764,136)     $(1,079,028)
                                                 ===========      ===========

DISCUSSION OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

Gross revenues amounted to $152,000 and $48,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in revenues compared with the prior year period resulted from the addition of three MobileVoice customers and one Alternative to Directory Assistance customer.

General and administrative expenses increased to $812,000 for the three months ended September 30, 2006 from $757,000 for the same period in 2005. Salary and wage expense was $359,000 for the three months ended September 30, 2006 as compared to $302,000 for the same period in 2005. Depreciation and amortization expenses decreased to $31,000 for the three months ended September 30, 2006 from $43,000 for the same period in the prior year, primarily due to the retirement of fixed assets. Amortization and Depreciation expenses consisted of patent and trademarks, computer equipment and software development fees. Interest expense increased to $519,000 for the three months ended September 30, 2006, as compared to $359,000 for the same period in the prior year. We had a net loss of $(764,000), or basic and diluted net loss per share of $(.01), for the three months ended September 30, 2006 compared to a net loss of $(1,079,000), or basic and diluted net loss per share of $(0.01), for the same period in 2005.

NINE MONTH PERIOD IN 2006 COMPARED WITH NINE MONTH PERIOD IN 2005

Net revenue totaled $323,000 for the nine months ended September 30, 2006. Net revenues totaled $82,000 for the nine months ended September 30, 2005.


General and administrative expenses increased to $2,766,000 for the nine months ended September 30, 2006 ("2006 Period") from $2,395,000 for the nine months ended September 30, 2005 ("2005 Period"). The net increase in operating expenses over the 2005 Period was a result of the increase in stock option/compensation expense license fee expense and legal/accounting expenses. Additionally, salary and wage expense not including stock option compensation expense increased to $1,108,000 for the 2006 Period as compared to $976,000 for the 2005 Period. Depreciation and amortization decreased to $91,000 for the 2006 Period from $139,000 for the 2005 Period.

Other income/(expense) decreased to $1,176,000 for the nine months ended September 30, 2006 ("2006 Period") from $1,982,000 for the nine months ended September 30, 2005 ("2005 Period"). The net decrease in other income/(expense) over the 2005 Period was a direct result of a decrease in non-cash interest expense associated with debt financing along non-cash gains asscoiated with the revaluation of warrants issued associated with debt financing. Non-cash interest expense associated with debt financing decreased to $1,634,000 for the 2006 Period, as compared to $1,983,000 for the 2005 Period.

We had a net loss of $3,673,000 or basic and diluted net loss per share of $0.01 for the nine months ended September 30, 2006 compared to a net loss of $4,311,000 or basic and diluted net loss per share of $0.01 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a negative working capital of $4,013,000 as compared to a negative working capital of $3,731,000 at December 31, 2005.

On May 5, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $225,000 which we issued on March 18, 2005, July 13, 2005 and March 20, 2006 to certain of the investors participating in this new private placement.

On July 6, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,817,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006to certain of the investors participating in this new private placement.

On August 29, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,817,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

Net cash used in operating activities was $2,217,000 for the 2006 Period compared to $2,448,000 for the 2005 Period. We believe that our average monthly cash requirements approximate $245,000.

Net cash used in investing activities was $108,000 for the 2006 Period compared to $38,000 for the 2005 Period. During the nine months ended September 30, 2006, cash was primarily used for capitalized computer equipment and patents.

Net cash provided by financing activities was $2,246,000 for the 2006 Period compared to $2,274,000 for 2005 Period.

We incurred a net loss of $3,673,000 during the 2006 Period and had an accumulated deficit of $46,337,000. Our losses through September 30, 2006 included interest and amortization expenses, development costs and operational and promotional expenses.

We anticipate maintaining a cash balance through our financial partners that will sustain operations through December 2006. We continue to rely heavily on our current method of convertible debt and equity funding, which has financed us since 2001, until we are operationally cash flow positive. The losses through the quarter ended September 30, 2006 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, as well as amortization expense relating to software development, debt issue costs and beneficial conversion features. We face considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions r egarding required disclosure.

Subsequent to the original evaluation, the Company's management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, its independent auditors, addressed to the Chief Executive Officer and Chairman of the Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal controls and procedures that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses have no impact on reported financials included in this report. These material weaknesses were: (1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establis hment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, the Company has re-evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

We are committed to improving our financial organization. As part of this commitment, we are considering creating a segregation of duties consistent with control objectives and increasing our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, we intend to take the following actions to enhance our internal controls, if funds are available for the Company to undertake such actions:

i)Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. (b) Changes in Internal Controls

Other than noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. We have currently negotiate a settlement agreement on August 17, 2006 with a revised monthly payment plan of $50,000 to be paid per month commencing Sept. 15, 2006 and 50,000 due thereafter on every 15th of the following month until the obligation is paid in full. The conditions of the new agreement contain a 10 day grace period for late payment, if this 10 day grace period is violated the result is a 25,000 penalty. We failed to make the payment of $50,000 on October 15, 2006 and failed to make the payment by the grace period due October 25, 2006 resulting in a 25,000 penalty. We are currently attempting to renegotiate payment terms of the settlement agreement to prevent entry of judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting July 1, 2006 and ending September 30, 2006 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.\

On July 6, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80%of the average of the three lowest closing bid prices for our commonstock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,817,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

We issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $298,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $226,000 will be amortized over the life of the debt using the interest method.

               On August 29, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,817,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.


PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

During the nine months ended September 30, 2006, an accredited investor agreed to purchase an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000.

OPTION GRANTS

There were no options granted during the third quarter.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

There were no shares of common stock issued for services or in satisfaction of other obligations during the third quarter.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On July 13, 2006, the Company held its Annual Meeting of Stockholders at the Embassy Suites Hotel in San Diego on at 10:00 A.M. local time.

2. There were present in person or by proxy 387,202,459 shares of Common Stock, of a total of 471,507,020 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

                        Nominee            Number of Shares
                ---------------------   ----------------------
                Dean Weber                   381,350,277
                Rahoul Sharan                372,810,037
                Bradley J. Ammon             373,365,812

4. 355,974,945 shares were voted in favor of amending our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 990,000,000 shares to 1,290,000,000 shares.

5. 373,950,151 shares were voted in favor of the appointment of Peterson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 2006.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS:

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ONE VOICE TECHNOLOGIES, INC.,
                              A NEVADA CORPORATION


DATE:  NOVEMBER 14, 2006          BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                  AND FINANCIAL OFFICER)