Form 10KSB/A
period 2005-12-31
ONE VOICE TECHNOLOGIES INC
filed 2006-11-22
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                EXPLANATORY NOTE


This amended Annual Report is being filed for the sole purpose of modifying Item 8A,.Controls and Procedures, to disclose certain deficiencies and material weaknesses in the disclosure controls and procedures of the Company as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8A. CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the original evaluation, the Company's management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, its independent auditors, addressed to the Chief Executive Officer and Chairman of the Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal controls and procedures that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses have no impact on reported financials included in this report. These material weaknesses were: (1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, the Company has re-evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

We are committed to improving our financial organization. As part of this commitment, we are considering creating a segregation of duties consistent with control objectives and increasing our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, we intend to take the following actions to enhance our internal controls, if funds are available for the Company to undertake such actions:

i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in Internal Controls

Other than noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                AGE    POSITION
        ----                ---    --------
        Dean Weber          43     Chairman of the Board, President, Chief
                                   Executive Officer, Director
        Bradley J. Ammon    42     Director
        Rahoul Sharan       44     Director

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


COMMITTEES OF THE BOARD

AUDIT COMMITTEE. As set forth in the Audit Committee Charter adopted by the Board of Directors, a copy of which is included in our Definitive Proxy Statement filed with the SEC on November 29, 2001 as Exhibit A, the primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others, (2) systems of internal controls established by management and the Board of Directors and (3) the audit process. The primary function of the Compensation Committee is to establish and administer our executive compensation programs. Mr. Bradley J. Ammon is a member of both committees and is "independent" as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards.

The Audit Committee has reviewed our audited financial statements for fiscal 2005 and discussed them with management.

Our independent auditors, Peterson & Company, LLP, have communicated with the Audit Committee matters such as the auditors' role and responsibility in connection with an audit of our financial statements, significant accounting policies, the reasonableness of significant judgments and accounting estimates, significant audit adjustments, and such other matters as are required to be communicated with the Audit Committee under generally accepted auditing standards.

The Audit Committee has received from Peterson & Company, LLP written disclosures regarding all relationships between Peterson & Company, LLP and its related entities and us and our related entities that in the professional judgment of Peterson & Company, LLP may reasonably be thought to bear on independence. Peterson & Company, LLP has confirmed that, in its professional judgment, it is independent of the Company within the meaning of the Securities Act of 1933, as amended, and the Audit Committee has communicated such matters with Peterson & Company, LLP.

The Audit Committee, based on the review and discussions above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the Securities and Exchange Commission.

Director Bradley J. Ammon serves as the sole member of our Audit Committee. The Board of Directors believes that Mr. Ammon qualifies as an "Audit Committee Financial Expert" as that term is defined by applicable SEC rules.

GOVERNANCE AND NOMINATING COMMITTEE. The Board of Directors has established a Governance and Nominating Committee for purposes of nominating directors and for all other purposes outlined in the Governance and Nominating Committee Charter, including nominees submitted to the Board of Directors by shareholders. The Governance and Nominating Committee is composed of Bradley Ammon. The Board has determined that each of the members of the Governance and Nominating Committee is unrelated, an outside member with no other affiliation with us and independent as defined by the American Stock Exchange.

NOMINATION OF DIRECTORS

As provided in its charter and our company's corporate governance principles, the Governance and Nominating Committee is responsible for identifying individuals qualified to become directors. The Governance and Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Governance and Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating and Corporate Governance Committee considers the entirety of each candidate's credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

         o        high personal and professional ethics and integrity;

         o        the ability to exercise sound judgment;

         o        the ability to make independent analytical inquiries;

         o a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

         o        the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Governance and Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

         o whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

         o whether the person's nomination and election would enable the Board to have a member that qualifies as an "audit committee financial expert" as such term is defined by the Securities and Exchange Commission (the "SEC") in Item 401 of Regulation S-K;

         o whether the person would qualify as an "independent" director under the listing standards of the American Stock Exchange;

         o the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

         o the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

Governance and Nominating Committee will consider director candidates recommended by stockholders provided such recommendations are submitted in accordance with the procedures set forth below. In order to provide for an orderly and informed review and selection process for director candidates, the Board of Directors has determined that stockholders who wish to recommend director candidates for consideration by the Governance and Nominating Committee must comply with the following:

         o The recommendation must be made in writing to the Corporate Secretary, Dean Weber.

         o The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the Company within the last three years and evidence of the recommending person's ownership of our common stock.

         o The recommendation shall also contain a statement from the recommending shareholder in support of the candidate; professional references, particularly within the context of those relevant to Board membership, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like; and personal references.

         o A statement from the shareholder nominee indicating that such nominee wants to serve on the Board and could be considered "independent" under the Rules and Regulations of the American Stock Exchange and the Securities and Exchange Commission ("SEC"), as in effect at that time.

All candidates submitted by stockholders will be evaluated by the Governance and Nominating Committee according to the criteria discussed above and in the same manner as all other director candidates.


ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2005, 2004 and 2003:

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION
                                         -------------------
                                                   Other
                                                   Annual    Restricted    Options     LTIP
Name & Principal             Salary     Bonus   Compensation   Stock        SARs      Payouts
   Position            Year    ($)       ($)          ($)      awards                   ($)
   --------            ----    ---       ---          ---      ------        ---        ---
Dean Weber, CEO        2005   277,000      -           -           -          -          -
                       2004   252,000      -           -           -          -          -
                       2003   241,629      -           -           -          -          -

James Hadzicki, CFO*   2005   136,250      -           -           -          -          -
                       2004   120,000      -           -           -          -          -
                       2003   113,123      -           -           -          -          -

*Resigned as CFO on November 8, 2006.

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

         10.31 Subscription Agreement dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.32 Form of Convertible Note dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.33 Form of Class A Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.34 Form of Class B Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

         10.35 Subscription Agreement, dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

         10.36 Fund Escrow Agreement dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., Momona Capital Corp., and Grushko & Mittman, P.C. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

         10.37  Form of Convertible Note issued to Alpha Capital
                Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.38 Form of Class A Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.39 Form of Class B Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9,
                2004)

         10.40 Subscription Agreement, dated March 18, 2005, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.41 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.42 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.43 Form of Class B Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

         10.44 Subscription Agreement, dated March 17, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)

         10.45 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)

         10.46 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)


         31.1 Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes-Oxley Section 302


         32.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


  DATE:  NOVEMBER 22, 2006      BY: /S/ DEAN WEBER
                                ------------------------------------------------
                                DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER), INTERIM
                                CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                   TITLE                             DATE


/S/ DEAN WEBER            PRESIDENT, CHIEF EXECUTIVE           NOVEMBER 22, 2006
---------------------     OFFICER (PRINCIPAL EXECUTIVE
DEAN WEBER                OFFICER), INTERIM CHIEF
                          FINANCIAL OFFICER (PRINCIPAL
                          ACCOUNTING AND FINANCIAL OFFICER)
                          AND CHAIRMAN OF THE BOARD




/S/ Rahoul Sharan         DIRECTOR                             NOVEMBER 22, 2006
---------------------
Rahoul Sharan



/S/ BRADLEY J. AMMON      DIRECTOR                             NOVEMBER 22, 2006
---------------------
BRADLEY J. AMMON