Form 10QSB/A
period 2006-03-31
ONE VOICE TECHNOLOGIES INC
filed 2006-11-22
CIK 1096088

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 22, 2006


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                EXPLANATORY NOTE


This amended Quarterly Report is being filed for the sole purpose of modifying
Item 8A,.Controls and Procedures, to disclose certain deficiencies and material weaknesses in the disclosure controls and procedures of the Company as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Additionally, in March 2006, we received $700,000 through a private placement of convertible notes and 50,972,110 Class A warrants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS:


Exhibit Number    Description
--------------    -----------


    31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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




DATE:  NOVEMBER 22, 2006          BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, PRESIDENT, CHIEF
                                  EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                  OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)