Form 10QSB/A
period 2006-06-30
ONE VOICE TECHNOLOGIES INC
filed 2006-11-22
CIK 1096088

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

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-13

Item 2.   Management's Discussion and Analysis or Plan of Operation      14

Item 3.   Controls and Procedures                                        17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    20

Item 3.   Defaults Upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits                                                       20

SIGNATURES                                                               20

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(11) SUBSEQUENT EVENTS:

         On July 6, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

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

(b) Changes in Internal Controls.

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE: NOVEMBER 22, 2006             BY: /S/ DEAN WEBER
                                    --------------------------------------------
                                    DEAN WEBER, CHAIRMAN, PRESIDENT & CHIEF
                                    EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                    OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)