Form 10KSB/A
period 2005-12-31
ONE VOICE TECHNOLOGIES INC
filed 2007-02-12
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                (Amendment No. 2)



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


OUR DISCLOSURE CONTROLS AND PROCEDURES AND OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE INEFFECTIVE. IF WE ARE UNABLE TO IMPLEMENT THE REMEDIAL ACTIONS WE HAVE PROPOSED AND GENERALLY MAINTAIN THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS, WE WILL NOT BE ABLE TO PROVIDE RELIABLE FINANCIAL STATEMENTS WHICH WOULD MAKE ANY INVESTMENT IN OUR COMPANY SPECULATIVE AND RISKY.

Management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, its independent auditors, addressed to the Chief Executive Officer and Chairman of the Board of Directors in connection with the audit of our financial statements as of December 31, 2005, in which the independent auditors identified certain matters involving internal controls and procedures that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles. The aforementioned material weaknesses were identified by our independent auditors in connection with the audit of our financial statements as of December 31, 2005 and communicated to our management through the Letter.

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on our financial results or any restatements which have occurred. However, management believes that the lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of our company, lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, and inadequate procedures for appropriately identifying, assessing and applying accounting principles resulted in our determination to restate our financial statements for the years ended December 31, 2004 and 2003. Specifically, the material weaknesses specified in the preceding sentence resulted in management determining that our previous accounting for our common stock purchase warrants issued from 2003 to 2004 did not comply with Emerging Issues Task Force 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. As a result, we determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. This resulted in us restating our net loss for the fiscal year ended December 31, 2004 to $(8,752,000) compared to $(5,383,000) as previously reported, and a net loss for the fiscal year ended December 31, 2003 to $(5,839,000) compared to $(5,932,000) as previously reported. In addition, total liabilities for the fiscal year ended December 31, 2004 and 2003 was restated to $6,464,000 and $1,431,000 respectively, compared to $1,523,000 and $1,140,000, respectively, as previously reported.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, we have re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, March 31, 2006 and September 30, 2006. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2007 to resolve non-routine or complex accounting matters. In addition, we will take the following actions to enhance our internal controls, when funds are available to us, which we expect to occur by the end of fiscal 2007:

i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures. All compensation paid to board members comes in the form of stock options that normally carry a value of less than $10,000, which vest over a period of time;

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, which management estimates will cost approximately $65,000 per annum; and

iii) Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel, which management estimates will cost approximately $90,000 per annum.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (ii) ineffective controls over period end financial close and reporting processes; and (iii) inadequate procedures for appropriately identifying, assessing and applying accounting principles. Further, management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses:
(A) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (B) inadequate segregation of duties consistent with control objectives; and (C) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a controller and an interim CFO, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

We cannot assure you that we will be able to maintain adequate controls over our financial processes and reporting. If we are unable to implement the remedial actions we have not yet undertaken and generally maintain the effectiveness of our disclosure controls and procedures and internal controls so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, we will not be able to provide reliable financial reports, our results of operations could be misstated and our reputation may be harmed. Accordingly, any investment by you in our company under these conditions could be speculative and risky.


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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the issuer's management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the original evaluation, the Company's management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, its independent auditors, addressed to the Chief Executive Officer and Chairman of the Board of Directors in connection with the audit of our financial statements as of December 31, 2005, in which the independent auditors identified certain matters involving internal controls and procedures that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles. The aforementioned material weaknesses were identified by the Company's independent auditors in connection with the audit of our financial statements as of December 31, 2005 and communicated to our management through the Letter.

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on the Company's financial results or any restatements which have occurred. However, management believes that the lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company, lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, and inadequate procedures for appropriately identifying, assessing and applying accounting principles resulted in the Company's determination to restate its financial statements for the years ended December 31, 2004 and 2003. Specifically, the material weaknesses specified in the preceding sentence resulted in management determining that the Company's previous accounting for its common stock purchase warrants issued from 2003 to 2004 did not comply with Emerging Issues Task Force 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. As a result, the Company determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. This resulted in the Company restating its net loss for the fiscal year ended December 31, 2004 to $(8,752,000) compared to $(5,383,000) as previously reported, and a net loss for the fiscal year ended December 31, 2003 to $(5,839,000) compared to $(5,932,000) as previously reported. In addition, total liabilities for the fiscal year ended December 31, 2004 and 2003 was restated to $6,464,000 and $1,431,000 respectively, compared to $1,523,000 and $1,140,000, respectively, as previously reported.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, the Company has re-evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the issuer's management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2007 to resolve non-routine or complex accounting matters. In addition, we will take the following actions to enhance our internal controls, when funds are available to the Company, which we expect to occur by the end of fiscal 2007:

i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures. All compensation paid to board members comes in the form of stock options that normally carry a value of less than $10,000, which vest over a period of time;

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, which management estimates will cost approximately $65,000 per annum; and

iii) Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $90,000 per annum.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (ii) ineffective controls over period end financial close and reporting processes; and (iii) inadequate procedures for appropriately identifying, assessing and applying accounting principles. Further, management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (B) inadequate segregation of duties consistent with control objectives; and (C) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues the Company has encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that the Company's accounting staff consists of a controller and an interim CFO, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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



  DATE:  FEBRUARY 12, 2007      BY: /S/ DEAN WEBER
                                ------------------------------------------------
                                DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER), INTERIM
                                CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                   TITLE                             DATE



/S/ DEAN WEBER            PRESIDENT, CHIEF EXECUTIVE           FEBRUARY 12, 2007
---------------------     OFFICER (PRINCIPAL EXECUTIVE
DEAN WEBER                OFFICER), INTERIM CHIEF
                          FINANCIAL OFFICER (PRINCIPAL
                          ACCOUNTING AND FINANCIAL OFFICER)
                          AND CHAIRMAN OF THE BOARD



/S/ Rahoul Sharan         DIRECTOR                             FEBRUARY 12, 2007
---------------------
Rahoul Sharan



/S/ BRADLEY J. AMMON      DIRECTOR                             FEBRUARY 12, 2007
---------------------
BRADLEY J. AMMON