Form 10QSB/A
period 2006-03-31
ONE VOICE TECHNOLOGIES INC
filed 2007-02-12
CIK 1096088

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2007



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

                                            F-3





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

                                       F-4





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


                                           F-5





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