Form 10QSB/A
period 2006-06-30
ONE VOICE TECHNOLOGIES INC
filed 2007-02-12
CIK 1096088

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

                                       F-3





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


                                           F-4





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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE: FEBRUARY 12, 2007             BY: /S/ DEAN WEBER
                                    --------------------------------------------
                                    DEAN WEBER, CHAIRMAN, PRESIDENT & CHIEF
                                    EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                    OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)