Form 10QSB/A
period 2006-09-30
ONE VOICE TECHNOLOGIES INC
filed 2007-02-12
CIK 1096088

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


                                           F-4





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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

         The accompanying interim financial statements are unaudited. These financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2005 was derived from the Company's audited financial statements. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The financial statements and notes thereto should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80%of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,817,354 which we issued on March 18, 2005 July 13, 2005 March 17, 2006 May 5, 2006 July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

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