Form 10KSB
period 2006-12-31
ONE VOICE TECHNOLOGIES INC
filed 2007-04-18
CIK 1096088

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2006


                         COMMISSION FILE NUMBER 0-27589
                         ------------------------------

                          ONE VOICE TECHNOLOGIES, INC.
                          ----------------------------

                 (Name of Small Business Issuer in its Charter)

                         NEVADA                   95-4714338
                     -------------               -------------
            (State or Other Jurisdiction of    (I.R.S. Employer
             Incorporation or Organization)    Identification No.)

                4275 Executive Square, Ste 200, La Jolla CA 92037
                -------------------------------------------------
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

The issuer's revenues for the year ended December 31, 2006 were $690,541.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2006, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company was $15,400,000.

As of December 31, 2006 the issuer had 584,513,673 shares of common stock outstanding.

As of April 12, 2007 the issuer had 623,328,077 shares of common stock outstanding.

Documents incorporated by reference None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
                                                                            ----

Part I
------
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                               8
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                   9


Part II
-------
Item 5.  Market for Common Equity and Related Stockholder Matters             10
Item 6.  Management's Discussion and Analysis or Plan of Operation            13
Item 7.  Financial Statements                                                 25
Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           26
Item 8A. Controls and Procedures                                              26
Item 8B. Other Information                                                    28


Part III
--------
Item 9.  Directors, Executive Officers, Promoters, Control Persons and
           Corporate Governance; Compliance With Section 16(a) of
           the Exchange Act                                                   29
Item 10. Executive Compensation                                               32
Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    34
Item 12. Certain Relationship and Related Transactions, and Director
           Independence                                                       34
Item 13. Exhibits                                                             34
Item 14. Principal Accountant Fees and Services                               38

PART 1
------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

INTRODUCTION
------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, Alltel Wireless, Inland Cellular, Nex-Tec Wireless and several additional telecom service providers throughout the United States. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

The company is traded on the NASD OTC Electronic Bulletin Board ("OTCBB") under the symbol ONEV. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

MARKET OPPORTUNITY
------------------

We believe that the existence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications more effective and safer to use and it makes communicating with a PC to play digital content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom and PC multimedia markets and more specifically on mobile communications from a cell phone, directory assistance and in-home digital media access.

In the Telecom sector, we believe that the mobile messaging market, which has both business and consumer market applications including, e-mail, instant messages, and SMS (short message service), is extremely large and is growing at a rapid rate. One Voice solutions enable users to send, delete, and route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. Companies including Apple, Microsoft and Intel are actively creating products and technology, which allows consumers to experience the next generation of digital entertainment. One Voice's Media Center Communicator product works with Microsoft Windows Vista and XP Media Center Edition 2005 to add voice-navigation and communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and instant messages, all by voice.

ONE VOICE PRODUCTS
------------------

MOBILEVOICE(TM)
---------------

Our messaging and voice-activated dialing applications are built on our MobileVoice(TM) platform, which combines patented natural language speech processing with the scalability, redundancy and fault-tolerance of a server based, telco-ready architecture. The result is a completely integrated solution that allows people to:

     -    Send free-format voice-to-text messages
     -    Place voice-activated dialing calls
     -    Access their E-mail from mobile and fixed line phones
     -    Place group calls to up to 64 people on a single call
     - Supports email access to most major providers including Hotmail, Yahoo Mail, AOL Mail, Gmail, POP3 and IMAP servers

MOBILEVOICE ACTIVATED DIALING(TM)
---------------------------------

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

We believe an opportunity exists for the adaptation of MobileVoice Activated Dialing by wireless carriers, as more safety legislation is introduced for hands free communications while operating motor vehicles. MobileVoice Activated Dialing allows a user to place calls to members of a contact list using voice commands while employing safe driving techniques.

MOBILECONFERENCE(TM)
--------------------

On-the-fly group conferencing is a new addition to One Voice's MobileVoice solution. MobileConference allows users to connect up to 64 people on a single conference call by speaking their name, group name or phone number.

MOBILEVOICE E-MAIL(TM)
----------------------

A unique Voice-to-Text email solution that enables subscribers send free-form email messages to PCs, mobile phones or wireless alphanumeric paging devices while on the road. Available for English and Spanish, we believe it delivers some of the highest levels of accuracy in the industry.

MOBILEVOICE SMS(TM)
-------------------

Short Message Service (SMS) has gained wide popularity in major markets throughout the world. MobileVoice SMS is a mobile Voice-to-Text SMS solution that enables subscribers to send free-form messages from phone-to-phone with only their voice. Subscribers can avoid triple-tapping their text messages by dictating the message through the MobileVoice SMS interface. Subscribers can send messages within network or to subscribers on other networks.

MOBILEVOICE INSTANT MESSAGING(TM)
---------------------------------

We believe that instant messaging has long been a popular way for friends and colleagues to communicate on their computers. MobileVoice Instant Messaging takes instant messaging mobile, allowing people to chat and send quick messages using free form dictation. Targeted at subscribers and enterprise customers, MobileVoice Instant Messaging allows for voice based instant communications in mobile environments.

MOBILEVOICE VOICE MAIL(TM)
--------------------------

MobileVoice Voice Mail lets subscribers record and send messages in their own voice. The voice recording of a message will be sent as an email attachment to the recipient or group of recipients. These messages may be retrieved from any computer or phone.

MOBILEVOICE EMAIL READER(TM)
----------------------------

MobileVoice E-mail Reader allows subscribers to fully manage their email accounts from any phone. Subscribers can sort and find important messages from specific contacts. The MobileVoice E-mail Reader offers management tools such as "Reply", "Reply to All", "Forward", "Skip" and "Delete". Subscribers can access personal and corporate e-mail accounts from any phone. Includes support for Hotmail, Yahoo Mail, AOL Mail, Gmail, POP3 and IMAP servers.

MOBILEVOICE LANDLINE(TM)
--------------------------

Supports all the powerful features of MobileVoice but tailored to the needs of fixed line telecom providers. Features include:

- Multiple sub-accounts per phone line offering each individual in the home their own personalized service
- Dial Tone Hotlink(TM) allowing subscribers to simply pickup the phone and tell MobileVoice Landline to call an individual, group or access email
-    Both individual and shared address books for all sub-accounts

MEDIA CENTER COMMUNICATOR(TM)
-----------------------------

Media Center Communicator uses voice recognition to control Microsoft Windows Vista and XP Media Center Edition 2005. Features include:

     -    Simple to use voice commands with no voice training required
     -    High accuracy with a wide range of accents
     -    Ability to play MP3 or Apple iTunes music using voice commands
     -    PC-to-Phone calling using Skype to anywhere worldwide
     - Home automation for setting thermostats, lighting, security cameras and much more
     -    Read and send email
     -    View photos and photo slideshows
     -    Create custom voice macros to launch websites and applications
     -    Works with Windows Media Center DVD players (Sony and Niveus)

INTELLECTUAL PROPERTY AND PATENT PROTECTION

We own exclusive rights to three United States patents on our software. We have filed for international patent protection as well. These patents define the primary features and unique procedures that comprise our products and solutions. Patent protection is important to our business. The patent position of companies in the hi-technology field generally is highly uncertain, involves complex legal and factual questions, and can be subject of much litigation.

Our future success and ability to compete depends in part upon the proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Additionally, there can be no assurance that others will not develop market and sell products substantially equivalent to our products or utilize technologies similar to those used by us. Although we believe that our products do not infringe on any third-party patents and our patents offer sufficient protection, there can be no assurance that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there can be no assurance that we will have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to and defending or bringing claims, related to our intellectual property rights may require our management to redirect its resources to address these claims, this could have a material adverse effect on our business, financial condition and results of operations.

It is possible that other parties have conducted or are conducting research and could develop processes that would precede any of our processes.

Our competitive position is also dependent upon unpatented trade secrets. We intend to implement a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Additionally, we cannot assure you that others will not independently develop equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

EMPLOYEES
---------

As of March 31, 2007, we have 7 full-time employees and 4 consultant/part-time employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are strong and committed to the best interest of the company. We consider our relations with our employees to be good.

RISK FACTORS
------------

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the year ended December 31, 2006 and 2005, we incurred a net loss of $4,418,844 and $1,059,949, respectively. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Our current corporate entity commenced operations in 1999 and has a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as voice recognition software, media delivery systems and electronic commerce. To address the risks and uncertainties we face, we must:

     - Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues.
     -    Maintain and enhance our brand name.
     - Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products.
     - Successfully respond to competition, including emerging technologies and solutions.
     - Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

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

Management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, One Voice's independent auditors, addressed to the Chief Executive Officer and Chairman of the Board of Directors in connection with the audit of our financial statements as of December 31, 2005, in which the independent auditors identified certain matters involving internal controls and procedures that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles. The aforementioned material weaknesses were identified by our independent auditors in connection with the audit of our financial statements as of December 31, 2005 and communicated to our management through the Letter.

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an effect on our financial results or any restatements which have occurred. However, management believes that the lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of our company, lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, and inadequate procedures for appropriately identifying, assessing and applying accounting principles resulted in our determination to restate our financial statements for the years ended December 31, 2005, 2004 and 2003. Specifically, the material weaknesses specified in the preceding sentence resulted in management determining that our previous accounting treatment for our common stock purchase warrants and the treatment of embedded derivatives (e.g., conversion features) issued from 2003 to 2006 did not comply with the guidance in Emerging Issues Task Force Issue No. 00-19, 05-02, 05-04 and 06-06, SFAS No.
133. These aforementioned accounting guidance provides guidance in regards to ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. As a result, we determined that the fair value of the warrants and the embedded derivative features should have been reclassified from additional paid in capital, to a current liability, and that the warrant's fair values should have been marked to market as of December 31, 2005 and 2004 with the corresponding non-cash gain or loss reflected in the results of operations. This resulted in the Company restating the net loss for the fiscal year ended December 31, 2004 to $(8,752,000) compared to $(5,383,000) as previously reported, and a net loss for the fiscal year ended December 31, 2003 to $(5,839,000) compared to $(5,932,000) as previously reported. In addition, total liabilities for the fiscal year ended December 31, 2004 and 2003 was restated to $6,464,000 and $1,431,000 respectively, compared to $1,523,000 and $1,140,000, respectively, as previously reported.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, we have re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

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

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. On March 12, 2007 the Company engaged an outside consulting firm that specializes in the accounting for derivative instruments that are embedded within the Company's financing transactions. The Company will continue to engage the firm in order to ensure proper treatment.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     - That a broker or dealer approves a person's account for transactions in penny stocks.
     - The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     - Obtain financial information and investment experience objectives of the person.
     - Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     - Sets forth the basis on which the broker or dealer made the suitability determination.
     - That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

FACILITIES
----------

The Company's headquarters are located at 4275 Executive Square, Suite 200, La Jolla, California. The Company leases its facility under a lease that expires in November 2010. The size of our office is 5,162 square feet. Rent expense, net of sublease income, amounted to $220,908 for the year ended December 31, 2006 which included the subleasing of two satellite offices in Texas. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

There has been no bankruptcy, receivership or similar proceedings. As previously disclosed to the public in our reports filed with the Securities and Exchange Commission, we were the subject of a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. ("La Jolla") vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action") which was filed with the Court for an unspecified amount of damages. La Jolla held our convertible debentures related to our past financings. La Jolla claimed that we failed to honor its conversion notices resulting in damages. La Jolla filed a similar suit in 2004 and dismissed the suit after we transferred shares pursuant to conversion notices and an interim settlement agreement. In particular, we agreed to and did register 8,425,531 shares of our common stock to honor the past conversion notice and an additional 8,425,531 shares pursuant to such interim settlement agreement. Part of the resolution of the first lawsuit restrained La Jolla from tendering additional conversion notices for a specified period of time. During that time period, La Jolla requested that we amend the terms of the outstanding debentures, but we refused to do so. We tendered back the outstanding debenture amounts to La Jolla on two occasions. We secured alternative financing and did not honor further conversion notices from La Jolla. The Action was thereafter commenced by La Jolla.

On January 6, 2006, La Jolla and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and we agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

     - 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;
     -    $300,000 was paid on May 5, 2006; and
     -    $400,000 was due on June 6, 2006. $50,000 was paid September 13, 2006

Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. We were unable to come to terms on a payment arrangement with La Jolla. La Jolla sought to enforce a $100,000 penalty provision for past late payments. They sought a judgment in the amount of approximately $484,000. The Court ruled in favor of the Company and disallowed the penalty provision sought by La Jolla. However, the Court entered judgment in the amount of $385,000 against the Company. La Jolla has appealed the ruling.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Our common stock is quoted on the OTC Electronic Bulletin Board (OTC BB) under the symbol ONEV. The OTC BB is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

The following table sets forth the high and low bid prices per share of common Stock in the quarters indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                       Low       High
                                                       ---       ----
2005
First Quarter                                          .04        .06
Second Quarter                                         .03        .06
Third Quarter                                          .03        .05
Fourth Quarter                                         .02        .03

2006
First Quarter                                          .02        .22
Second Quarter                                         .01        .04
Third Quarter                                          .01        .02
Fourth Quarter                                         .01        .02

2007
First Quarter*                                         .01       .05

*Through March 30, 2007

As of April 12, 2007, our common stock shares were held by 105 stockholders of record and we had 623,328,077 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

The holders of common stock do not have cumulative voting rights and are entitled to one vote per share on all matters to be voted upon by the stockholders. Our common stock is not entitled to preemptive rights and is not subject to redemption (including sinking fund provisions) or conversion. Upon our liquidation, dissolution or winding-up, the assets (if any) legally available for distribution to stockholders are distributable ratably among the holders of our common stock. All outstanding shares of our common stock are validly issued, fully-paid and non assessable. The rights, preferences and privileges of the holders of our common stock are subject to the preferential rights of all classes or series of preferred stock that we may issue in the future.

DIVIDEND POLICY
---------------

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment, by us, of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend on, among other things, our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

AMENDED AND RESTATED 1999 STOCK OPTION PLAN
-------------------------------------------

Our Amended and Restated 1999 Stock Option Plan authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of December 31, 2001, our Board of Directors had reserved 3,000,000 shares for issuance under the 1999 Plan, of which 1,900,500 shares were subject to outstanding options and 1,099,500 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the Plan Administrator) administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of our Common Stock and promissory notes) in payment for the exercise price of options. The 1999 Plan was authorized by the Board of Directors and stockholders.

2005 INCENTIVE STOCK PLAN
-------------------------

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

UNREGISTERED SALES OF EQUITY SECURITIES
---------------------------------------

The securities described below represent our securities sold by us for the period starting January 1, 2006 and ending December 31, 2006 that were not registered under the Securities Act of 1933, as amended. Underwriters were not involved in any of these transactions.

On January 24, 2006, the Company issued non statutory options to purchase an aggregate of 56,200,000 shares of our common stock at a price equal to $0.016 per share to certain of our employees, directors and consultants. The aforementioned options were issued pursuant to our 2005 Stock Incentive Plan.

On February 7, 2006, the Company 10,000,000 restricted common shares to La Jolla Cove Investors, Inc. pursuant to a Settlement Agreement entered into on January 6, 2006.

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

On May 5, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several accredited and/or qualified institutional investors pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and non assessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

On June 27, 2006 the Company entered into a Subscription Agreement with one accredited investor pursuant to which the Company sold, and the investor purchased, an aggregate of 4,000,000 restricted shares of our common stock at a per share purchase price of $0.013.

On July 6, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several accredited and / or qualified institutional investors pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and 1 Class A common stock purchase warrant for each 1share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Company received gross proceeds of $300,000 on July 6, 2006 and will receive the remaining $250,000 on or prior to July 14, 2006.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of
(i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,827,000 which we issued on March 18, 2005, July 13, 2005, March 20, 2006, May 5, 2006 and July 6, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing 1 Class A warrant issued for each 1 share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

On August 28, 2006, the Company entered into a Subscription Agreement with several accredited and / or qualified institutional investors pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and 1 Class A common stock purchase warrant for each 1share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable upon each conversion, September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and non assessable shares of our common stock. The conversion price per share shall be the lower of
(i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,827,000 which we issued on March 18, 2005, July 13, 2005, March 20, 2006, May 5, 2006 and July 6, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 41,414,141 Class A common stock purchase warrants to the investors, representing 1 Class A warrant issued for each 1 share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

During the twelve months ended December 31, 2006, an accredited investor agreed to purchase an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000.

On December 21, 2006, the Company issued an aggregate of 20,000,000 shares of restricted common stock to the investors of our 8% revolving credit notes on a pro rata basis.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATION
---------

FORWARD-LOOKING STATEMENTS
--------------------------

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, Alltel Wireless, Inland Cellular, Nex-Tec Wireless and several additional telecom service providers throughout the United States.

Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to voice dial, group conference call, read and send e-mail and instant messages, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

The Company believes that the presence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications more effective and safer to use and it makes communicating with a PC to play digital content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom and PC multimedia markets and more specifically on mobile communications from a cell phone, directory assistance and in-home digital media access.

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

TELECOM SECTOR
--------------

In the Telecom sector, we believe that the Mobile Messaging market, which has both business and consumer market applications including: e-mail, instant messages, and SMS (Short Message Service), is extremely large and is growing at an astonishing rate. One Voice solutions enable users to send, route and receive text messages using voice from any type of phone (wired or wireless) anywhere in the world.

The Company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions, which we believe, may result in increased deployments and revenue stream. The product offerings will encompass both MobileVoice(TM) suite of solutions as well as our ADA (Alternative to Directory Assistance(TM)).

The Company has recently begun a trial-testing phase for our voice solutions with Cingular Wireless. This trial is in joint cooperation with VeriSign. If successful, this opportunity could potentially lead to Cingular Wireless launching One Voice's services. This trial is still on-going. At this time, we do not know if this will ever come to any material fruition.

The Company was recently selected by Lucent Technologies to jointly offer One Voice's MobileVoice solutions in conjunction with Lucent services to national carriers. Due to reorganizations within Lucent these efforts have been put on hold until new management within Lucent is assigned to this effort.

The Company recently received a counter-proposal from a large carrier in India for MobileVoice services. We are currently negotiating terms with this carrier.

The Company recently signed an agreement to deploy MobileVoice services with Mohave Wireless. This service is anticipated to be launched to Mohave Wireless subscribers in Summer, 2007.

The Company recently signed a deployment contract with TELMEX for deployment of One Voice's MobileVoice solutions to the over 18 million TELMEX subscribers throughout Mexico. The anticipated launch is June 2007 beginning with TELMEX subsidiary TELNOR with over 750,000 subscribers in northern Mexico. National rollout throughout Mexico is anticipated to begin in Summer 2007 to the remaining 18 million TELMEX subscribers. We are currently bidding on additional contracts within TELMEX for other services to be offered by TELMEX to their subscribers. At this time, we do not know if these additional contracts will ever come to any material fruition.

PC SECTOR
---------

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP
(VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice.

The Company's strategy, in the PC Sector, is to continue its aggressive marketing efforts to sign-up system integrators, such as those engaged in the business of home theatre installation and value-added resellers under the Company's reseller program launched in 2005. The Company will continue to pursue OEMs for bundling agreements of its Media Center Communicator product. These OEM agreements may include revenue share business models as well as discounted individual user license fees. The Company will continue to use industry associations, forums and tradeshow events such as CES, CEDIA, EHX and Digital Life to promote awareness of our products and build strategic alliances.

The Company anticipates having its Media Center Communicator bundled with a tier-one PC manufacturer in the Fall 2007.

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

The Company has completed the design and prototyping of its Media Center remote control and is now in discussions with retailers and distributors for purchasing commitments. We have produced several evaluation units that are now under evaluation by potential retailers and distributors. Given potential purchase commitments, the Company will produce our remotes to fulfill these orders. We anticipate the initial production run will cost approximately $50,000 to create the machine tooling, plastics, electronics and assembly for the remotes. We will only go into production given committed purchase orders to cover these manufacturing costs. We anticipate this will happen in the second quarter 2007.

The Company recently was awarded a contract from AT&T/SBC to develop next generation voice activated remote controls for set-top box devices. This contract is initially to develop several prototype remote control devices with a potential production contract in 2007. This initial contract is a milestone for our company which we believe proves that our technology is in-demand by significant customers and in conjunction with our pending patent in this area of remote controls. Our goal is to create a market for voice enabled remote control devices used for voice commands and VoIP (Voice-over-IP) communications (example Skype and Vonage) that are covered in our pending patent and to license this technology to remote control device manufacturers for use with CE devices, cable and satellite set top boxes and Media Center computers.

In summary, since the beginning of 2006, the company has deployed services with telecom carriers and began recognizing recurring revenue. Management believes the company's transition into the revenue recognition phase was very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers. For the year ending December 31, 2006, the Company has experienced revenue growth of 387 % over the same period ending December 31, 2005. The management team remains committed to generating near and long term revenues significant enough to fund daily operations, building shareholder value, expand the intellectual property portfolio and developing cutting edge solutions and applications for the emerging speech recognition market sector.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets, fair value of derivative liabilities and fair value of options or warrants computation using Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of intellectual property has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

STOCK-BASED COMPENSATION. Stock-based compensation to outside consultants is recorded at fair market value in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") SFAS 123(R) and Emerging Issues Task Force No. 98-16 Accounting for Equity Instruments That Are Issued to Other Than Employees, for Acquiring, or in Conjunction with Selling Goods and Services("EITF 98-16"), and these costs are a component of general and administrative expense. Prior to the adoption of, We accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in our statement of operations as the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of our current year. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated using the Black-Scholes option pricing model. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those ESTIMATES. In the our pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

Our determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

COMMITMENTS AND CONTINGENCIES. Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimatable by management, a liability is recorded per SFAS No. 5.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements to report for the fiscal year ended December 31, 2006 or December 31, 2005. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005.

                                   ONE VOICE TECHNOLOGIES INC.
                          Selected Statement of Operations Information

                                          ($000'S)       ($000'S)      ($000'S)

                                         YEAR ENDED     YEAR ENDED                    PERCENTAGE
                                        DECEMBER 31,   DECEMBER 31,     CHANGE          CHANGE
                                            2006           2005
                                        -----------    -----------    -----------    -----------
Net Revenue                             $   691,000    $   142,000    $   549,000           387%
Cost of goods sold                          163,000         31,000        132,000           426%
                                        -----------    -----------    -----------    -----------
     GROSS PROFIT                           528,000        111,000        417,000           376%

General and administrative expenses       3,516,000      3,433,000         83,000             2%
Other income (expense)                   (1,431,000)     2,263,000     (3,694,000)         -163%
                                        -----------    -----------    -----------    -----------
     Net loss                           $(4,419,000)   $(1,059,000)   $(3,359,000)          317%
                                        ===========    ===========    ===========    ===========

REVENUES
--------

Net revenues totaled $691,000 and $142,000, respectively, for the year ended December 31, 2006 and December 31, 2005. Increased revenues of $548,000 (387%) were attributable to new MobileVoice customers. The Company also had a one time contract settlement in cash for early termination due to a One Voice customer being purchased by another telecommunication company.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $3,516,000 for the year ended December 31, 2006 from $3,433,000 for the same period in 2005. The majority of our cash related operating expenses consist of compensation related expenses and regular monthly overhead items including: rents, utilities, various insurance policies, legal and audit fees. The increase of $83,000 (2%) over year 2005 is allocated between the above mentioned items. The increase for the current year was primarily due to the increase in business activities related to supporting the development of our company.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses were $1,437,000 for the year ended December 31, 2006 as compared to $1,326,000 for the same period in 2005. The increase of $111,000 (8%) was due to increase in use of independent contractors in year 2006.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion expense totaled $53,000 for the year ended December 31, 2006 as compared to $77,000 for the same period in 2005. Advertising and promotion expense decrease of $24,000 (32%) resulted from the Company decreasing both travel budget and trade show expense.

LEGAL AND CONSULTING
--------------------

Legal and consulting expenses decreased to approximately $149,000 for the year ended December 31, 2006 from approximately $231,000 for the same period in 2005. The decrease in year 2006 compared to year 2005 of $82,000 (35%) was due to the fact that the Company employed an outside management consultant in 2005, and the Company no longer retained their services in year 2006.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expenses decreased to approximately $123,000 for the year ended December 31, 2006 from approximately $172,000 for the same period in 2005. Amortization and depreciation expenses consisted of patent and trademarks, computer equipment, software development, and tradeshow booth. The decrease of $49,000 (28%) was due to assets being 100% depreciated throughout the year 2006.

OTHER INCOME (EXPENSE)
----------------------

For the years ended December 31, 2006 and 2005, other expense was approximately $1,431,000 compared to other income of approximately $2,263,000 respectively. Other income (expense) consisted of interest expense, settlement expense, gain
(loss) on warrant derivative liability and other income (expense), details below.

INTEREST EXPENSE
----------------

For the years ended December 31, 2006 and 2005, interest expense was approximately $1,579,000 compared to $2,420,000 respectively.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the year ended December 31, 2006, and December 31, 2005, interest expense related to debt issue costs was approximately $152,000 compared to $172,000, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the years ended December 31, 2006, and 2005, interest expense related to the amortization of discount was approximately $1,296,000 compared to $2,112,000, respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable was paid in cash during year's ended December 31, 2006 and 2005.

For the years ended December 31, 2006, and 2005, interest expense related to Notes payable and convertible notes payable was approximately $128,000 compared to $76,000, respectively.

4. Other / penalties for the year ended December 31, 2006 were approximately $3,000 compared to $60,000, respectively.

                   INTEREST EXPENSE SUMMARY
                   ------------------------

                                YEAR ENDED     YEAR ENDED
                               DECEMBER 31,   DECEMBER 31,
                                   2006           2005
                               ------------   ------------
Debt issue cost                $    152,000   $    172,000
Discount amortization             1,296,000      2,112,000
Accrued interest                    128,000         76,000
Other  / penalties                    3,000         60,000
                               ------------   ------------
         TOTAL                 $  1,579,000   $  2,420,000
                               ------------   ------------

SETTLEMENT EXPENSE
------------------

For the years ended December 31, 2006, and 2005, settlement expense was approximately $101,000 compared to $760,000 respectively. The decrease in period 2006 over 2005 is attributable to a one time legal settlement incurred in 2005 with La Jolla Cove Investors and the re-pricing of common stock warrants issued relating to convertible debt financing activities.

GAIN / (LOSS) ON DEBT DERIVATIVES
---------------------------------

For the years ended December 31, 2006, and 2005, gains recorded on debt derivatives were approximately $12,000 compared to $419,000 respectively. See
Note 9 in the accompanying financial statements.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the years ended December 31, 2006, and 2005, gains recorded on warrant derivatives were approximately $197,000 compared to $5,070,000 respectively. See
Note 9 in the accompanying financial statements.

OTHER INCOME (EXPENSE)
----------------------

For the years ended December 31, 2006, and 2005, other net was approximately a gain of $5,000 compared to a loss of $46,000 respectively. The decrease in period 2006 over 2005 is attributed to the disposal of fixed assets in 2005.

The Company had a net loss of $4,419,000 or basic and diluted net loss per share of $0.01 for the year ended December 31, 2006, compared to a net loss of $1,060,000 or basic and diluted net loss per share of $0.01 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING OPERATING ACTIVITIES IN THE YEAR 2006
-----------------------------------------------------------------

The non-cash related expenses of $2,357,000 were reflected in the year ended December 31, 2006 net loss of $4,418,000 and consisted of the following:

     - Compensation expense relating to the issuance of stock options of $272,000.
     - Issuance of common stock in exchange for services and debt of $311,000.
     - Amortization of embedded discount relating to convertible debt financing of $1,777,000.
     - Re-pricing of the warrant derivative liability relating to convertible debt financing of $231,000.

At December 31, 2006, we had a working capital deficit of $5,101,000 as compared with a working capital deficit of $3,840,000 at December 31, 2005.

Net cash used for operating activities was $2,357,000 for the year ended December 31, 2006 compared to $3,149,000 for the year ended December 31, 2005.

Net cash used for investing activities was $155,000 for the year ended December 31, 2006 compared to net cash used of $58,000 for the year ended December 31, 2005.

Net cash provided by financing activities was $2,208,000 for the year ended December 31, 2006 and resulted from sales by the Company of convertible debt securities, common stock and proceeds from the exercise of common stock warrants during the year. This compares to proceeds of $3,011,000 from financing activities for the year ended December 31, 2005.

We incurred a net loss of $4,419,000 during the year ended December 31, 2006 and had an accumulated deficit of $46,845,000. Our losses through December 2006 included interest expense, amortization of debt discount, amortization of software licensing agreements and development costs and operational and promotional expenses.

FINANCING TRANSACTIONS
----------------------

NET PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
-----------------------------------------------

                                        2006           2005
                                    ------------   ------------
Private placement                   $    112,000   $    506,400
Warrant exercise                         300,200        649,210
Convertible debt financing             1,994,000      2,000,000
Revolving line of credit                 240,000              -
                                    ------------   ------------
TOTAL PROCEEDS RECEIVED             $  2,406,200   $  3,155,610
                                    ============   ============

NOTES PAYABLE
-------------

On August 8, 2003, the Company issued a promissory note in the aggregate principal amount of $100,000, paying interest at 8.0% per annum, due on August 8, 2008. At December 31, 2006 the balance on the note payable was $100,000.

PRIVATE PLACEMENTS OF COMMON STOCK FOR CASH SUMMARY
---------------------------------------------------

During the year ending December 2005 the Company held multiple closings with several accredited investors pursuant to which the investors subscribed to purchase an aggregate of 17,000,000 shares of restricted common stock for a total purchase price of $506,400. In addition, the investors received an aggregate of 17,000,000 Class A common stock purchase warrants and 17,000,000 Class B common stock purchase warrants, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrant is exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

During the year ending December 2006 the Company held multiple closings with an accredited investor pursuant to which the investor subscribed to purchase an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000. In addition, the investor received an aggregate of 3,000,000 Class A common stock purchase warrants and 3,000,000 Class B common stock purchase warrants to the investor, representing 100 Class A and Class B warrants issued for each 100 shares which were issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

WARRANT EXERCISE
----------------

On February 28, 2006 the Company completed a private placement with an institutional investor involving an exercise of class A common stock purchase warrants. The warrants were previously issued in connection with a prior private placement with the investor. The company received $200,200 and a total of 14,300,000 Class A common stock purchase warrants were exercised at a purchase price of $.014.

On March 23, 2006 the Company completed a private placement with an institutional investor involving an exercise of class A common stock purchase warrants. The warrants were previously issued in connection with a prior private placement with the investor. The company received $100,000 and a total of 6,250,000 Class A common stock purchase warrants were exercised at a purchase price of $.016.

REVOLVING CREDIT NOTE PAYABLE
-----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 and shall be in full force and effect until the earliest to occur of (a) 12 months from December 21, 2006 or (B) a date not less than thirty days after Lender gives notice of termination to the Company. In connection with the Revolving Credit Note Agreement, the Company also issued 20,000,000 shares of it's common stock to the related Investors. Interest shall be calculated daily on the outstanding principal balance due, and is to be reimbursed to the Investors on a monthly basis. The reimbursement of the interest shall be in the form of the Company's restricted shares of common stock. The stock is to be valued at the month end stock closing price. The advances to the Company are to be based on an amount of up to 75% of the face value of the current and future invoices "Receivables" submitted for borrowing. All proceeds paid relating to the previously mentioned invoices are to be deposited into a lockbox account belonging to Investors. The lockbox proceeds are to be 100% applied towards any outstanding principal amount owed by the Company. The Company's obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all the Company's assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of the Company's convertible notes in the aggregate amount of $1,592,000 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6, 2006 and August 29,
2006 to certain of the investors participating in this new private placement. As of December 31, 2006 the outstanding principal amount owed to the Investors was $240,000.

CONVERTIBLE NOTES PAYABLE
-------------------------

On March 18, 2005, the Company held its first closing pursuant to a subscription agreement it entered into with several accredited investors as of March 18, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $2,000,000 in 6% convertible promissory notes, and 100 Class A and Class B common stock purchase warrants for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Company received approximately $920,000, net of debt issue cash cost of approximately $80,000 of the purchase price on the initial closing date of March 18, 2005 and will receive an additional $1,000,000 of the purchase price pursuant to the second closing. The convertible notes bear simple interest at 6% per annum payable June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and non assessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date. The Company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

On July 13, 2005, the Company held its second closing pursuant to the Subscription Agreement we entered into with several accredited investors dated as of March 18, 2005. On the second closing date, the Company received approximately $935,000, net of debt issue cash cost of approximately $65,000. The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and non assessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded.

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

On March 17, 2006, the Company completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which we issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6,
2006 and August 29, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 50,972,111 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $457,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $243,000 will be amortized over the life of the debt using the interest method.

On May 5, 2006 the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes. The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The beneficial conversion feature of approximately $110,000 will be amortized over the life of the debt using the interest method.

On July 6, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which we issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $298,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $226,000 will be amortized over the life of the debt using the interest method.

On August 29, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which we issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 41,414,141 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $186,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $18,000 will be amortized over the life of the debt using the interest method.

During the twelve months ended December 31, 2006, $1,745,000 of notes payable and accrued interest were converted into approximately 160,374,000 shares of the Company's common stock at an average conversion price of $0.01 per share.

SUBSEQUENT EVENTS
-----------------

      -   FINANCING
          ---------

          During January 1, 2007 thru March 30, 2007, the Company received advances that were applied towards the Revolving Credit Note agreement dated December 21, 2006 totaling $382,000. The advances were used for expenses relating to normal monthly operating expenses incurred by the Company.

          During the year 2007 the Company paid down the balance owed on the Revolving Credit Note by $55,000, leaving the total Revolving Credit Note balance of $567,000. Currently the Company has availability of $73,000 to borrow against for future cash requirements.

     -    CONVERSIONS
          -----------

          On January 17, 2007, Alpha Capital Anstalt converted approximately $135,000 of notes payable into approximately 21,429,000 shares of the Company's common stock at an average conversion price of $0.006.

     -    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

          On January 5, 2007 the Company granted 400,000 shares of restricted common stock to The Group. The exchange is for forgiveness of $4,000 debt owed by the Company.

          On January 24, 2007 the Company granted a total of 5,000,000 shares of restricted common stock as compensation to two accredited investors. The exchange is for future financial consulting services. The services are to be provided to the Board of Directors, officers or agents and employees of the Company regarding corporate finance. The term of the agreement is thirty-six (36) months commencing on January 9, 2007, and is renewable for successive twelve (12) month terms by mutual agreement of the parties.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001. The losses through the year ended December 31, 2006 were due to minimal revenue and our operating expenses, with the majority of expenses in the areas of: salaries, legal fees, consulting fees, debt issue costs and licensing costs. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

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

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the years ended December 31, 2006 and 2005, we incurred a net loss of $4,419,000 and $1,060,000, respectively. A large part of this discrepancy between 2005 and 2006 is due to a non-cash gain of $5,489,000 in 2005 due to the warrant and debt derivative liability re-valuation.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control.

For these reasons, you should not rely solely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

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

BUSINESS ACTIVITY
-----------------

The Company develops voice recognition based software for both the Telecom and Interactive Multimedia PC sectors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           ONE VOICE TECHNOLOGIES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2006 AND 2005

                                    CONTENTS


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRMS                 F-1
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRMS                 F-2
Consolidated Balance Sheets                                                  F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statements of Stockholders' (Deficit)                        F-5 - F-6
Consolidated Statements of Cash Flows                                     F-7 - F-8
Notes to Financial Statements                                             F-9 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
One Voice Technologies, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheet of One Voice Technologies, Inc. ("One Voice") as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Voice Technologies, Inc. as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31,2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), "Share-Based Payment."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations aggregating $4,419,000 and had a working capital deficit of $5,101,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PMB HELIN DONOVAN, LLP
San Francisco, California
April 16, 2007

             Report of Independent Registered Public Accounting Firm


Board  of  Directors  and  Stockholders
One  Voice  Technologies,  Inc.

We have audited the accompanying balance sheet of One Voice Technologies, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, One Voice Technologies, Inc. has reported accumulated losses during the development stage and had a working capital deficiency as of December 31, 2005. These factors raise substantial doubt the about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2005 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Notes 1 and 19, the accompanying financial statements as of December 31, 2005 and for the year then ended have been restated.


/s/  Squar,  Milner,  Peterson,  Miranda  &  Williamson,  LLP
Squar,  Milner,  Peterson,  Miranda  &  Williamson,  LLP

San  Diego,  California
March 31, 2006, except for the effects of the restatement discussed in Notes 1 and 19, as to which the date is April 16, 2007

                           ONE VOICE TECHNOLOGIES INC.
                                 BALANCE SHEETS
                                 --------------


                                                  DECEMBER 31,   DECEMBER 31,
                                                      2006           2005
                                                  ------------   ------------
                          Assets                                  (restated)

                      Current Assets:

Cash and cash equivalents                         $     34,585   $    338,811
Accounts Receivable                                     99,111         42,696
Inventories                                              4,841          5,254
Prepaid expenses                                        28,785         40,574
                                                  ------------   ------------
     TOTAL CURRENT ASSETS                              167,322        427,335

PROPERTY AND EQUIPMENT, NET                            164,389         84,703

Software development & licensing, net                   12,618         40,552
Trademarks, net                                          2,452          5,517
Patents, net                                            77,580         94,200
Deposits                                                18,665         18,665
Deferred debt issue costs                              344,835         69,970
                                                  ------------   ------------
     TOTAL ASSETS                                 $    787,861   $    740,942
                                                  ============   ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

                   CURRENT LIABILITIES:

Accounts payable                                  $    444,088   $    128,630
Accrued expenses                                       239,593        147,305
Settlement agreement liability                         350,000        920,000
License agreement liability                            930,000        930,000
Debt derivative liability                              256,495        108,917
Warrant derivative liability                         2,808,308      2,032,299
Revolving line of credit                               240,000             --
                                                  ------------   ------------
     TOTAL CURRENT LIABILITIES                       5,268,484      4,267,151
                                                  ------------   ------------


                  LONG TERM LIABILITIES:

Note payable                                           100,000        100,000
Convertible notes payable, net                         982,972        422,480
Deferred rent                                           12,017             --
                                                  ------------   ------------
     TOTAL LIABILITIES                               6,363,473      4,789,631
                                                  ------------   ------------

                  STOCKHOLDERS' DEFICIT:

 Preferred stock; $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; $.001 par value, 1,290,000,000
  shares authorized, 584,513,673 and
  363,590,152 shares issued and outstanding at
  December 31, 2006 and December 31, 2005,
  respectively                                         585,327        363,590
Additional paid-in capital                          40,696,540     38,026,356
Accumulated deficit                                (46,857,479)   (42,438,635)

                                                  ------------   ------------
     TOTAL STOCKHOLDERS' DEFICIT                    (5,575,612)    (4,048,689)

                                                  ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    787,861   $    740,942
                                                  ============   ============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           ONE VOICE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  YEAR ENDED       YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2006             2005
                                                 -------------   -------------
                                                                   (RESTATED)

Net Revenue                                      $     690,540   $     142,285
Cost of goods sold                                     162,682          31,467
                                                 -------------   -------------
     Gross profit                                      527,855         110,818

                                                 -------------   -------------
General and administrative expenses                  3,515,336       3,433,281
                                                 -------------   -------------
     Net loss from operations                       (2,987,478)     (3,322,463)

Other income / (expense)

Interest expense                                    (1,579,327)     (2,419,514)
Settlement expense, net                               (100,500)       (760,387)
Gain on warrant and debt derivatives                   242,970       5,488,823
Other income (expense)                                   5,491         (46,408)
                                                 -------------   -------------
     Total other income / (expense)                 (1,431,366)      2,262,514
                                                 -------------   -------------
        Net loss                                 $  (4,418,844)  $  (1,059,949)
                                                 =============   =============

Basic loss per share                             $       (0.01)  $       (0.01)
                                                 =============   =============

Basic weighted average shares outstanding          485,469,000     299,279,000
                                                 =============   =============

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             ONE VOICE TECHNOLOGIES INC.
                                        STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                                                                                                           TOTAL
                                               COMMON STOCK            ADDITIONAL       ACCUMULATED    STOCKHOLDERS'
                                            SHARES       AMOUNT      PAID IN CAPITAL      DEFICIT        (DEFICIT)
                                         ------------  -----------  -----------------  -------------  ---------------
                                          (RESTATED)                    (RESTATED)       (RESTATED)      (RESTATED)

BALANCE AT DECEMBER 31, 2004 (RESTATED)   246,467,927  $   246,468  $     35,263,881   $(41,378,686)  $   (5,868,337)

ISSUANCE OF COMMON STOCK IN CONNECTION
  with private placement                   17,000,000       17,000                 -              -           17,000

Issuance of warrants in connection
  with private placement                                                     489,400                         489,400

Issuance of warrants in connection
  with debt financing                                                      1,399,637                       1,399,637

Beneficial conversion feature                                                275,695                         275,695

Exercise of warrants for cash              31,552,521       31,553           617,658                         649,211

Expenses incurred in connection
  with warrant re-pricing                                                    271,898                         271,898

Conversion of debt to
  equity - Alpha Capital                   25,945,668       25,945           714,676                         740,621

Conversion of debt to
  equity - Momona Capital                   1,938,262        1,938            74,215                          76,153

Conversion of debt to
  equity - Ellis Enterprise                11,522,589       11,523           257,446                         268,969

Conversion of debt to
  equity - Omega Capital                    3,488,833        3,489            61,511                          65,000

Conversion of debt to
  equity - Whalehaven Capital               9,110,077        9,110           235,769                         244,879

Conversion of debt to
  equity - Whalehaven Fund                  1,026,466        1,026            40,032                          41,058

Conversion of debt to
  equity - Osher Capital                    1,714,932        1,715            43,631                          45,346

Conversion of debt to
  equity - Stonestreet Limited             13,822,877       13,823           441,842                         455,665

Reclassification of warrants to
  current liabilities                                                     (2,160,935)                     (2,160,935)

Net loss for the year ended
  December 31, 2005                                                                      (1,059,949)      (1,059,949)
                                         ----------------------------------------------------------------------------
Balance at December 31, 2005 (restated)   363,590,152  $   363,590  $     38,026,356   $(42,438,635)  $   (4,048,689)
                                         ============================================================================

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             ONE VOICE TECHNOLOGIES INC.
                                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

                                                                                             TOTAL
                                                COMMON STOCK             ADDITIONAL       ACCUMULATED    STOCKHOLDERS'
                                            SHARES        AMOUNT      PAID IN CAPITAL       DEFICIT       (DEFICIT)
                                         -------------  -----------  -----------------  ---------------  ------------
                                          (RESTATED)                    (RESTATED)        (RESTATED)      (RESTATED)
Balance at December 31, 2005 (restated)    363,590,152  $   363,590  $      38,026,356  $  (42,438,635)  $(4,048,689)

Issuance of common stock in connection
  with private placement                    20,000,000       20,000            355,500                       375,500

Exercise of warrants for cash               20,550,000       20,550            279,650                       300,200

Expenses incurred in connection
  with stock option compensation                                               239,059                       239,059

Expenses incurred in connection
  with securing financing agreements        20,000,000       20,000            212,000                       232,000

Conversion of debt to
  equity - Alpha Capital                    46,750,254       46,750            425,452                       472,202

Conversion of debt to
  equity - Momona Capital                   11,652,219       11,652             90,807                       102,459

Conversion of debt to
  equity - Ellis International Limited      17,381,205       17,381            160,062                       177,443

Conversion of debt to
  equity - Omega Capital                    14,425,710       14,426            122,822                       137,248

Conversion of debt to
  equity - Whalehaven Capital               69,030,045       69,844            770,391                       840,235

Conversion of debt to
  equity - Osher Capital                     1,134,088        1,134             14,441                        15,575

Net loss for the year ended
  December 31, 2006                                                                         (4,418,844)   (4,418,844)
                                         ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006               584,513,673  $   585,327  $      40,696,540  $  (46,857,479)  $(5,575,612)
                                         ============================================================================

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             ONE VOICE TECHNOLOGIES INC.
                              Statements of Cash Flows

                                                        YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,
                                                           2006            2005
                                                      --------------  --------------
                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (4,418,844)  $  (1,059,949)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
  Depreciation and amortization                             123,236         172,426
  Loss on disposal of assets                                     --          49,332
  Amortization of debt discount and debt issue costs      1,783,252       2,284,275
  Warrant re-pricing                                             --         271,898
  (Gain) loss on debt derivative liability                  (12,342)       (418,742)
  (Gain) loss on warrant derivative liability              (230,628)     (5,070,081)
  Share based compensation expense                          272,168              --

CHANGES IN CERTAIN ASSETS AND LIABILITIES

  Accounts receivable                                       (56,415)        (36,422)
  Inventories                                                   413           4,470
  Prepaid expenses                                           11,789        (157,844)
  Deposits                                                       --         (16,508)
  Deferred rent                                              12,017              --
  Accounts payable                                          315,458         (33,965)
  Accrued expenses                                           92,287          74,418
  Settlement agreement liability                           (570,000)        920,000
  License agreement liability                                    --        (120,000)
  Deposit                                                        --         (12,522)
                                                      --------------  --------------
    NET CASH USED IN OPERATING ACTIVITIES                (2,677,609)     (3,149,214)

                                ONE VOICE TECHNOLOGIES INC.
                                 Statements of Cash Flows
                                        (Continued)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (130,641)     (45,768)
  Additions to trademark and patent costs                            (24,662)     (12,434)
                                                                  -----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES                           (155,303)     (58,202)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of convertible notes                                    1,984,000    2,000,000
  Issuance of common stock - private funding                         432,500      506,400
  Proceeds from warrant exercise                                     300,200      649,210
  Payment for debt issue cost                                       (428,014)    (145,025)
  Issuance of notes payable, long-term debt and capital leases       240,000           --
                                                                  -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,528,686    3,010,585
                                                                  -----------  -----------

Net (decrease) in cash                                              (304,226)    (196,831)
Cash and cash equivalents, beginning of period                       338,811      535,642
                                                                  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   34,585   $  338,811
                                                                  ===========  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                                   $       --   $   74,727
                                                                  ===========  ===========

  Income taxes paid                                               $      800   $      800
                                                                  ===========  ===========


  Issuance of warrant derivative in connection
    with private placement and debt financing, initial valuation  $  941,331   $2,160,935
                                                                  ===========  ===========

  Beneficial conversion feature of debt                           $       --   $  275,695
                                                                  ===========  ===========

  Common Stock issued upon conversion of debt                     $1.745,162   $1,937,691
                                                                  ===========  ===========

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------

One Voice Technologies, Inc., ("The Company"), is incorporated under the laws of the State of Nevada. The Company develops voice recognition software and it commenced operations in 1999. The Company's telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video.

BASIS OF PRESENTATION
---------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles in the US. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

RESTATEMENT OF 2005 FINANCIAL STATEMENTS
----------------------------------------

The Company has restated its previously issued 2005 financial statements for matters related to the following previously reported items to properly reflect the accounting for embedded derivatives pursuant to SFAS No. 133. The accompanying financial statements for 2005 have been restated to reflect the corrections. Also, certain balances at January 1, 2005 were adjusted as a result of corrections of errors in 2004 of a similar nature (see note 19).

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $46,857,000 and used cash from operations of $ 2,357,000 during the year ended December 31, 2006. The Company also has a working capital deficit of $5,101,000 of which $3,065,000 represents a non-cash warrant and debt derivative liabilities. The Company also has a stockholder's deficit of $5,576,000 as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to prior year's amounts to conform to current year classifications. These reclassifications did not have an effect on the previously reported results of operations or retained earnings.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenue and expense reported during the period. Significant estimates include valuation of derivative and warrant liabilities. Actual results could differ from those estimates.

FAIR VALUE
----------

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to their short term nature. The carrying value of notes payable and convertible debt approximate their fair value, as interest approximates market rates.

CASH AND CASH EQUIVALENTS
-------------------------

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

ACCOUNTS RECEIVABLE
-------------------

Accounts receivable are stated at net realizable value. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are posted as they are received.

REVENUE RECOGNITION
-------------------

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").

When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company's control.

In these circumstances, the Company allocates revenue to each element based on its relative vendor specific objective evidence of fair value ("VSOE"). VSOE for products and software is established based on the Company's approved pricing schedules. To establish VSOE for services, the Company uses standard billing rates based on said services. Generally, the Company is able to establish VSOE for all elements of the sales order and bifurcate the customer order or contract accordingly. In these instances, sales are recognized on each element separately. However, if VSOE cannot be established or if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a whole based on either the completed-performance or proportional-performance methods as described below.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company's standard shipping terms, FOB The Company, title passes upon shipment to the customer.

Revenue is recognized on service contracts using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. Once the last significant act has been performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to produce reasonable estimates. The estimates used on these contracts are periodically updated during the term of the contract and may result in the Company's revision of recognized sales in the period in which they are identified.

In some contracts, billing terms are agreed upon based on performance milestones such as the execution of a contract, the customer's acceptance of a list detailing the equipment and/or vendor for products, the partial or complete delivery of products and/or the completion of specified services. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue until the revenue recognition criteria are met. Deferred revenue from maintenance or warranty contracts is recognized over the terms of the underlying contract.

DEFERRED REVENUE
----------------

Revenue under maintenance agreements is deferred and recognized over the term of the agreements (typically one year) on a straight-line basis. At December 31, 2006, the Company had no deferred revenue recorded.

ADVERTISING AND PROMOTION COSTS
-------------------------------

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2006 and 2005, advertising and promotion costs were $21,000 and $77,000 respectively.

INVENTORY
---------

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on the first-in, first-out ("FIFO") method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is from three years to seven years depending upon the type of asset. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

SOFTWARE DEVELOPMENT COSTS
--------------------------

The Company accounts for their software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize the direct costs and allocate overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations. Capitalized costs are amortized over the estimated product life of four years on the straight-line basis. The Company evaluates for impairment losses annually or when economic circumstances necessitate. The Company will recognize an impairment loss in the amount by which the unamortized capitalized cost of a computer software product exceeds the net realizable value of that asset. No impairment losses were recognized during the years ended December 31, 2006 and 2005.

Amortization expense totaled $28,000 and $37,000 for the years ended December 31, 2006 and 2005, respectively. Accumulated amortization as of December 31, 2006 amounted to $1,663,000.

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

TRADEMARKS AND PATENTS
----------------------

The Company's trademark costs consist of legal fees paid in connection with trademarks. The Company amortizes trademarks using the straight-line method over the period of estimated benefit, generally four years. Amortization expense charged for the years ended December 31, 2006 and 2005 totaled $3,000 and $8,000, respectively. Accumulated amortization as of December 31, 2006 amounted to $241,000.

The Company's patent costs consist of legal fees paid in connection with patents pending. The Company amortizes patents using the straight-line method over the period of estimated benefit, generally five years. Yearly patent renewal fees are expensed in the year incurred. Amortization expense charged for the years ended December 31, 2006 and 2005 totaled $41,000 and $36,000, respectively. Accumulated amortization as of December 31, 2006 amounted to $134,000.

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of December 31, 2006, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES
-----------------------------------------------------

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, 06-06 and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133").

In accordance with SFAS 133, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. For the years ending December 31, 2006 and 2005, the estimated fair value of the Company's embedded features derivative liability were $256,495 and $108,917 respectively.

WARRANT DERIVATIVE LIABILITY
----------------------------

The Company accounts for warrants issued in connection with financing arrangements in accordance with ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. For the years ending December 31, 2006 and 2005, the estimated fair value of the Company's warrant derivative liability was $2,808,308 and $2,032,299 respectively.

DEBT DERIVATIVE LIABILITY
-------------------------

Proceeds received from debt issued with stock purchase warrants are allocated between the debt and the warrants, based upon the fair values of the two securities. The amount attributable to warrants is accounted for either as additional paid-in capital or as a warrant derivative liability depending upon guidance in EITF Issue No. 00-19. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized discount.

For the periods ending December 31, 2006 and 2005, the estimated the estimated fair value of the Company's debt derivative liability were $256,495 and $108,917 respectively.

DEFERRED DEBT ISSUE COST
------------------------

The costs relating to obtaining and securing debt financing are capitalized and is expensed over the term of the debt instrument. In the event of settlement of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized discount.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

NET LOSS PER COMMON SHARE
-------------------------

Basic earnings per share ("EPS") is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

The net loss per common share for the years ended December 31, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                               YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                  2006             2005
                                             -------------    -------------
Numerator - basic and diluted                $  (4,418,844)   $  (1,059,949)
                                             =============    =============

Denominator - basic or diluted
Weighted average common shares
  outstanding                                  485,469,000      299,279,000
Weighted average unvested common shares
  shares subject to repurchase                           -                -
                                             -------------    -------------
Total                                          485,469,000      299,279,000
                                             =============    =============

                                             -------------    -------------
Net loss per share - basic and diluted       $       (0.01)   $       (0.01)
                                             =============    =============

Antidilutive securities:

Convertible debentures                         223,595,506      140,830,180
Options                                         58,059,000        1,921,500
Warrants                                       339,979,838      215,373,361
                                             -------------    -------------
TOTAL                                          621,634,344      358,125,041
                                             =============    =============

INCOME TAXES
------------

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

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

STOCK AND WARRANTS ISSUED TO THIRD PARTIES
------------------------------------------

The Company accounts for stock and stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) EITF 96-18". Under the provisions of EITF 96-18, if none of the Company's agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. The Company has not given any stock based consideration to a customer.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

On January 1, 2006 the Company adopted "SFAS" No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the year ending December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated using the Black-Scholes option pricing model, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. Prior periods were not restated to reflect the impact of adopting the new standard. During the year ended December 31, 2006, the Company recorded $272,000 in non-cash charges for the implementation of SFAS 123R.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility of 90.9%, expected term of 2.0 years, risk-free interest rate of 4.74%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury Moody AAA for the expected life of the stock option.

During the year ended December 31, 2006 the Company granted 57,200,000 stock options at an average exercise price of $0.016 to employees and consultants of the Company, of which 7,000,000 are classified in the warrant table. A total of 1,062,500 options were terminated throughout the year of 2006. Under the plan rules, upon termination of employment, a period of 90 days is granted to exercise any vested options. If the options are not exercised within the 90 day period, they automatically terminate.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," (see note 17).

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

STOCK WARRANT ACTIVITY
----------------------

During 2006 and 2005, the Company issued 146,917,090 and 169,062,610 warrants to Stockholders, respectively.

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                                        2006
                                                  --------------
Expected dividend yield                                    0.00%
Expected volatility                                   72% to 81%
Average risk-free interest rate                   4.82% to 5.21%
Expected life (in years)                              0.9 to 6.5

The Company accounts for stock options and warrants issued to third parties for services in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under the provisions of EITF 96-18, because none of the Company's agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the stock options and warrants earned from the point in time when vesting of the stock options and warrants becomes probable. Final determination of fair value of the stock options and warrants occurs upon actual vesting.

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

RESEARCH AND DEVELOPMENT
------------------------

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced software development activities. In accordance with SFAS No. 2, "Accounting for Research Development Costs", all such costs are charged to expense as incurred. During 2006 and 2005 all research and development costs were internal. Research and development expense were $704,000 and $701,000 for the years ended December 31, 2006 and 2005 respectively.

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the fiscal years ended December 31, 2006 and 2005, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

COMMITMENTS AND CONTINGENCIES
-----------------------------

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

SEGMENT
-------

The Company operates in a single business segment that includes the design and development.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. New pronouncements may contain specific implementation guidance which would supersede the requirements of SFAS 154. The adoption of SFAS 154 did not have an impact on the consolidated financial statements included herein.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company adoption of SFAS No. 155 will not have any material effect on its consolidated financial position, results of operations or cash flows.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and does not expect a significant impact on its earnings or financial position.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently does not show sales tax billed to its customers on the income statement but records the same as a liability.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company's fiscal year 2006 annual financial statements. There has been no impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 31, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor's fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 31, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. MBC is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for fiscal year beginning after December 15, 2005 for small business filers. The Company plans to adopt SFAS No. 123(R) on January 1, 2006. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 as originally issued. In accordance with SFAS No. 148, the Company has been disclosing the impact on net income and earnings per share had the fair value based method been adopted.

3.   PREPAID EXPENSES
     ----------------

Prepaid expenses for the year ending December 31, 2006 and 2005 of $28,785 and $40,574 respectively consist of business, employee insurance and legal fees.

4.   PROPERTY AND EQUIPMENT
     ----------------------

                                           YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,
                                              2006            2005
                                          ------------    ------------
Computer equipment                        $    703,099    $    687,365
Website development                             38,524          38,524
Equipment                                        1,562           1,562
Furniture and fixtures                          46,431          46,431
Telephone equipment                              5,365           4,293
Molds and tooling                              113,835               -
                                          ------------    ------------
                     TOTAL                     908,816         778,175

Less accumulated depreciation                 (744,427)       (693,472)
                                          ------------    ------------
           NET PROPERTY AND EQUIPMENT     $    164,389    $     84,703
                                          ============    ============

Depreciation expense totaled $50,955 and $89,682 for the years ended December 31, 2006 and 2005, respectively.

5.   DEFERRED DEBT ISSUE COSTS
     -------------------------

Total costs of $428,014 were incurred during year 2006. These costs relate to obtaining and securing debt financing. These costs are amortized over the term of the debt agreement. A balance of $344,835 remains as of December 31, 2006.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

6.   ACCRUED EXPENSES
     ----------------

Accrued expenses at December 31, 2006 and 2005 consist of the following:

                                     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,
                                        2006           2005
                                    ------------   ------------
Accrued salaries                    $     10,976   $          -
Accrued vacation                          57,441         74,961
Accrued interest                         118,842         72,109
Accrued audit fees                        50,000            235
Other                                      2,334              -
                                    ------------   ------------
                     TOTAL          $    239,593   $    147,305
                                    ============   ============

7. SETTLEMENT AGREEMENT LIABILITY
     ------------------------------

On January 6, 2006, La Jolla Cove Investors, Inc. and the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") in which La Jolla and the Company agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action. Under the Settlement Agreement, La Jolla and the Company agreed that the parties shall bear their own costs and attorney's fees associated with the Action. In addition, we agreed to pay to La Jolla:

     - 10,000,000 restricted shares of our common stock upon the execution of the Settlement Agreement;

     -    $300,000 was paid on May 5, 2006; and

     -    $400,000 was due on June 6, 2006 (this payment was not made)

     -    $50,000 was paid on September 13, 2006

Interest accrued on the $400,000 unpaid balance at 8% per annum commencing on the date of the Settlement Agreement until paid in full. Because payment of $400,000 was not made within 30 days of its due date (June 6, 2006), La Jolla is entitled to enter a judgment against us for the unpaid balance, plus accrued interest and $100,000, upon the filing of a declaration of default by La Jolla. Upon a negotiation being reached the payment has been restructured at to an amount of $50,000 due the 15th of each month starting September 15, 2006 with a 10 day late payment grace period. In January 23, 2007 La Jolla Cove Investors Inc, filed suit in the Superior Court Of California entitled La Jolla Cove Investors, Inc. ("La Jolla") vs. One Voice Technologies, Inc., Case No. GIC850038 for in reference to the settlement agreement mentioned above. The penalty by default of $100,000 was dismissed by the court.

Accordingly, $350,000 is accrued as a settlement liability along with accrued interest of $43,000 as of December 31, 2006.


8.   LICENSE AGREEMENT LIABILITY
     ---------------------------

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

As of December 31, 2006 and 2005, the outstanding minimum royalty obligations pursuant to the License Agreement were $930,000.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

9.   DERIVATIVE LIABILITY
     --------------------

During the years ended December 31, 2006 and 2005 the Company entered into convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     -    Beneficial conversion features
     -    Early redemption option
     -    Registration rights and associated liquidated damage

The valuation conducted as of December 31, 2006 and December 31, 2005 and 2005 the fair value of the derivative liability was $256,495 and $108,917 respectively and resulted in a non-cash gain of $12,342 and $418,742 respectively.

10.  WARRANT DERIVATIVE LIABILITY
     ----------------------------

During the years ended December 31, 2006 and 2005 the Company issued warrants in connection with convertible debt agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of December 31, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.74% and a remaining contractual life ranging from 0.30 years to 4.00 years. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from .30 years to 4.00 years. The valuation conducted as of December 31, 2006 resulted in a non-cash gain of $231,000 with a corresponding decrease in the warrant derivative liability. The valuation conducted as of December 31, 2005 resulted in a non-cash gain of $5,070,000 with a corresponding decrease in the warrant derivative liability. As of December 31, 2006 and 2005, the fair value of the warrant derivative liability was $2,808,000 and $2,032,000, respectively.

11.  REVOLVING CREDIT NOTE PAYABLE
     -----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 and shall be in full force and effect until the earliest to occur of (a) 12 months from December 21, 2006 (B) a date not less than thirty days after Lender gives notice of termination to the Company. In connection with the Revolving Credit Note Agreement, the Company also issued 20,000,000 shares of its common stock to the related investors. Interest shall be calculated daily on the outstanding principal balance due, and is to be reimbursed to the Investors a monthly basis. The reimbursement of the interest shall be in the form of the Company's restricted shares of common stock. The stock is to be valued at the month end stock closing price. The advances to the Company are to be based on an amount of up to 75% of the face value of the current and future invoices "Receivables" submitted for borrowing. All proceeds paid relating to the previously mentioned invoices are to be deposited into a lockbox account belonging to Investors. The lockbox proceeds are to be 100% applied towards any outstanding principal amount owed by the Company. The Company's obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by the Company's assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of the Company's convertible notes in the aggregate amount of $1,592,000 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006 May 5, 2006, July 6, 2006 and August 29,
2006 to certain of the investors participating in this new private placement. As of December 31, 2006 the outstanding principal amount owed to the Investors was $240,000.

12.  NOTE PAYABLE
     ------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At December 31, 2006 and 2005 the principal balance on the note payable was $100,000 with accrued interest of $27,178 and $19,178 respectively.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

13.  CONVERTIBLE NOTES PAYABLE SUMMARY
     ---------------------------------

During the periods ending December 31, 2006 and December 31, 2005, the Company secured 6% convertible debt financing of $1,994,000 and $2,000,000 respectively. The net proceeds received netted a total of $1,834,000 and $1,855,000 respectively. The difference of $160,000 and $145,000 were costs incurred to secure the financings. These costs were recorded as debt issue cost. An embedded conversion feature relating to the debt financings of $1,076,448 and $56,433 respectively were recorded by the Company. The Company amortizes both the issue cost and discount to interest expense over the term of the debt agreements. The company issued a total of 140,917,090 Class A common stock purchase warrants relating to the period ending December 31, 2006 debt financing activities. The company also issued a total of 67,531,305 Class A common stock purchase warrants and 67,531,305 Class B common stock purchase warrants relating to the year ended December 31, 2005 debt financing activities.

During the year ending December 31, 2006, $1,745,000 of notes payable and accrued interest was converted into approximately 160,374,000 shares of the Company's common stock at an average conversion price of $0.01 per share.

13.  CONVERTIBLE NOTES PAYABLE DETAILS
     ---------------------------------

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

The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and non assessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.047 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. In addition, the company issued an aggregate of 29,069,768 Class A common stock purchase warrants and 29,069,768 Class B common stock purchase warrants to the investors, representing 100 Class A and Class B warrants issued for each 100 shares which would be issued on the each closing date assuming full conversion of the convertible notes issued on each such closing date. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The holder of the Class B warrants will be entitled to purchase one share of common stock upon exercise of the Class B warrants for each share of common stock previously purchased upon exercise of the Class A warrants.

On July 13, 2005, the Company held its second closing pursuant to the Subscription Agreement the Company entered into with several accredited investors dated as of March 18, 2005.

On the second closing date, the Company received approximately $935,000, net of debt issue cash cost of approximately $65,000. The convertible notes bear simple interest at 6% per annum payable upon each conversion, June 1, 2005 and semi-annually thereafter and mature 3 years after the date of issuance. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. In addition, the Company issued an aggregate of 38,461,537 Class A common stock purchase warrants and 38,461,537 Class B common stock purchase warrants to their investors. The Class A warrants are exercisable until four years from the initial closing date at an exercise price of $0.045 per share. The Class B warrants are exercisable until four years from the initial closing date at an exercise price of $0.06 per share. The fair value of the warrants of approximately $675,000 using Black Scholes option pricing model and the beneficial conversion feature of approximately $732,000 have been recorded as debt discount and is being amortized over the life of the debt using the interest method. Upon conversion of the debt, any unamortized discount will be charged to expense.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

13.  CONVERTIBLE NOTES PAYABLE DETAILS (CONTINUED)
     ---------------------------------------------

On March 17, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 50,972,111 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $457,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $505,000 will be amortized over the life of the debt using the interest method.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

13.  CONVERTIBLE NOTES PAYABLE DETAILS (CONTINUED)
     ---------------------------------------------

On May 5, 2006 the Company completed a private placement pursuant to a Subscription Agreement which we entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $324,000 in 6% secured convertible promissory notes. The secured convertible notes bear simple interest at 6% per annum payable June 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.043 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The beneficial conversion feature of approximately $22,000 will be amortized over the life of the debt using the interest method.

On July 6, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $550,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

The secured convertible notes bear simple interest at 6% per annum payable August 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006, July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

The Company issued an aggregate of 48,530,839 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $298,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $336,000 will be amortized over the life of the debt using the interest method.

On August 29, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

13.  CONVERTIBLE NOTES PAYABLE DETAILS (CONTINUED)
     ---------------------------------------------

The secured convertible notes bear simple interest at 6% per annum payable September 1, 2006 and semi-annually thereafter, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full into shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. Our obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of our convertible notes in the aggregate amount of $1,592,000 which we issued on March 18, 2005, July 13, 2005, March 17, 2006, May 5, 2006 July 6, 2006 and August 29, 2006 to certain of the investors participating in this new private placement.

We issued an aggregate of 41,414,141 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.015 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $186,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $214,000 will be amortized over the life of the debt using the interest method.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

CONVERTIBLE DEBT FINANCING SUMMARY
----------------------------------

A summary of convertible debt at December 31, 2005 is as follows:

                                                                      Principal
                                                                        Amount      Unamortized     Original
                                                   Due Date           Remaining      Discount       Balance
                                                -----------------    ------------   -----------   -----------
                                                                                     (restated)    (restated)
Stonestreet Limited
Partnership                                     December 23, 2007    $     10,000   $    (6,873)  $     3,127
                                                                     ------------   -----------   -----------
Alpha Capital
Aktiengesellschaft                              March 18, 2008            175,000      (134,073)       40,927
                                                                     ------------   -----------   -----------
Whalehaven Capital
Fund Limited                                    March 18, 2008            160,000      (122,581)       37,419
                                                                     ------------   -----------   -----------
Alpha Capital
Aktiengesellschaft                              July 13, 2008             400,000      (247,040)      152,960
                                                                     ------------   -----------   -----------
Ellis International
Limited                                         July 13, 2008              65,572       (41,854)       23,718
                                                                     ------------   -----------   -----------
Whalehaven Capital
Fund Limited                                    July 13, 2008             400,000      (247,038)      152,962
                                                                     ------------   -----------   -----------
Omega Capital Small
Cap Fund                                        July 13, 2008              25,000       (15,958)        9,042
                                                                     ------------   -----------   -----------
Osher Capital,
Inc.                                            July 13, 2008              15,000       (12,675)        2,325

                                                                     ------------   -----------   -----------
  Total Long Term convertible debt December 31, 2005                 $  1,250,572   $  (828,092)  $   422,480
                                                                     ============   ===========   ===========

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

CONVERTIBLE DEBT FINANCING SUMMARY (CONTINUED)
----------------------------------------------

A summary of convertible debt at December 31, 2006 is as follows:

                                                                          Principal
                                                                           Amount       Unamortized        Net
                                                          Due Date        Remaining      Discount        Balance
                                                     -----------------   -----------    -----------    -----------
         Stonestreet Limited
         Partnership                                 December 23, 2007   $    10,000    $        --    $    10,000
                                                                         -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft                          July 13, 2008           135,000        (53,838)        81,162
                                                                         -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft                          March 17, 2008          250,000       (108,727)       141,273
                                                                         -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft                          May 5, 2008             108,000         (4,905)       103,095
                                                                         -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                                May 5, 2008             108,000         (4,905)       103,095
                                                                         -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft                          July 6, 2008            105,500        (46,089)        59,411
                                                                         -----------    -----------    -----------
         Bristol Investment Fund
         Ltd                                         July 6, 2008            250,000       (120,832)       129,168
                                                                         -----------    -----------    -----------
         Centurion Microcap
         L.P                                         July 6, 2008            100,000        (46,089)        53,911
                                                                         -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                                July 6, 2008            105,500        (46,089)        59,411
                                                                         -----------    -----------    -----------
         Alpha Capital
         Aktiengesellschaft                          August 29, 2008         105,000        (43,305)        61,695
                                                                         -----------    -----------    -----------
         Ellis International
         Limited                                     August 29, 2008         150,000        (64,957)        85,043
                                                                         -----------    -----------    -----------
         Osher Capital                               August 29, 2008          60,000        (25,983)        34,017
                                                                         -----------    -----------    -----------
         Whalehaven Capital
         Fund Limited                                August 29, 2008         105,000        (43,310)        61,690
                                                                         -----------    -----------    -----------
            Total Long Term convertible debt December 31, 2006           $ 1,592,000    $  (609,028)   $   982,972
                                                                         ===========    ===========    ===========

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

14.  COMMON STOCK
     ------------

     -    CONVERTIBLE DEBT CONVERSION
          ---------------------------

          During the periods ending December 31, 2006 and December 31, 2005, several institutional investors converted approximately $1,745,000 and $1,938,000 of principal and accrued interest into approximately 160,374,000 and 68,570,000 shares of the Company's common stock at an average conversion price of $0.01 and $0.03 respectively.

     -    PRIVATE PLACEMENT
          -----------------

          During the years ended December 31, 2006 and 2005, several accredited investors purchased approximately 20,000,000 and 17,000,000 shares of restricted common stock for a total purchase price of approximately $376,000 and $506,000 respectively.

     -    WARRANT EXERCISE
          ----------------

          During the years ending December 31, 2006 and 2005, approximately 20,550,000 and 31,500,000 common stock warrants were exercised at a price of $0.015 and $0.02 respectively. The Company received approximately $300,600 and $649,000 respectively.

14.  COMMON STOCK DETAILS
     --------------------

During the year ended December 31, 2006, Alpha Capital Akteingesellschaft converted approximately $472,000 of notes payable and accrued interest into approximately 46,750,000 shares of the Company's common stock at an average conversion price of $0.01. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200 at an average price of $0.014.

During the year ended December 31, 2006, Whalehaven Fund, Limited converted approximately $840,000 of notes payable and accrued interest into approximately 69,030,000 shares of the Company's common stock at an average conversion price of $0.01.

During the year ended December 31, 2006, Momona Capital Corp. converted approximately $102,000 of notes payable and accrued interest into approximately 11,652,000 shares of the Company's common stock at an average conversion price of $0.01.

During the year ended December 31, 2006, Ellis International Ltd. converted approximately $177,000 of notes payable into approximately 17,381,000 shares of the Company's common stock at an average conversion price of $0.01. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000 at an average price of $0.016.

During the year ended December 31, 2006, Omega Capital Small Cap Fund converted approximately $137,000 of notes payable into approximately 14,426,000 shares of the Company's common stock at an average conversion price of $0.01.

During the year ended December 31, 2006, Osher Capital Inc. converted approximately $16,000 of notes payable into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.01.

During the year ended December 31, 2006, an accredited investor purchased an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

During the year ended December 31, 2005, Alpha Capital Akteingesellschaft converted approximately $741,000 of notes payable into approximately 25,946,000 shares of the Company's common stock at an average conversion price of $0.029. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 2,000,000 shares of common stock for cash in the amount of $48,000.

During the year ended December 31, 2005, Omega Capital Small Cap Fund converted $65,000 of notes payable into approximately 3,489,000 shares of the Company's common stock at an average conversion price of $0.019.

During the year ended December 31, 2005, Ellis International Ltd. converted approximately $269,000 of notes payable into approximately 11,523,000 shares of the Company's common stock at an average conversion price of $0.023. During the same period, Ellis International exercised warrants to purchase approximately 1,500,000 shares of common stock for cash in the amount of $37,000.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

14.  COMMON STOCK DETAILS (CONTINUED)
     --------------------------------

During the year ended December 31, 2005, Stonestreet Limited Partnership converted approximately $456,000 of notes payable into approximately 13,823,000 shares of the Company's common stock at an average conversion price of $0.033.

During the year ended December 31, 2005, Whalehaven Fund, Limited converted $41,000 of notes payable into approximately 1,026,000 shares of the Company's common stock at an average conversion price of $0.040.

During the year ended December 31, 2005, Whalehaven Capital Fund, Ltd. converted $245,000 of notes payable into approximately 9,110,000 shares of the Company's common stock at an average conversion price of $0.027. During the same period, Whalehaven Capital Fund, Ltd. exercised warrants to purchase approximately 27,000,000 shares of common stock for cash in the amount of $540,000.

During the year ended December 31, 2005, Momona Capital Corp. converted approximately $76,000 of notes payable into approximately 1,938,000 shares of the Company's common stock at an average conversion price of $0.039. During the same period, Momona Capital Corp. exercised warrants to purchase 1,000,000 shares of common stock for cash in the amount of $24,000.

During the year ended December 31, 2005, Osher Capital Inc. converted approximately $45,000 of notes payable into approximately 1,715,000 shares of the Company's common stock at an average conversion price of $0.026.

During the year ended December 31, 2005, an accredited investor purchased an aggregate of 17,000,000 shares of restricted common stock for a total purchase price of $506,400. In addition, the investor received an aggregate of 17,000,000 Class A and 17,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

15.  INCOME TAXES
     ------------

At December 31, 2006 the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 39,719,000 and $35,300,000 respectively, for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $ 36,719,000 and $ 32,500,000 for state purposes at December 31, 2006 and 2005 respectively. The Federal and state net operating loss carry forwards will begin expiring in 2020 and 2007, respectively. The carry forward may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                        DECEMBER 31,   DECEMBER 31,
                                                            2006            2005
                                                        ------------   ------------
Expected tax provision (benefit) at statutory rates     $ (4,418,844)   $  (615,638)
State taxes, net of Federal benefit                              528            528
Meals & Entertainment                                         12,938          2,364
Change in valuation allowance                              3,059,545      1,702,431
Warrant derivative liability                                (209,861)    (2,019,636)
Other derivative liability                                   (12,000)            --
Stock based compensation                                     272,168             --
Amortization of beneficial conversion feature              1,296,327        966,827
Other permanent differences                                       --        (36,076)
                                                        ------------   ------------

                                        TOTALS          $        800    $       800
                                                        ============   ============

The provision (benefit) for income taxes in 2006 and 2005 consist of the following:

            DECEMBER 31,   DECEMBER 31,
                2006           2005
            -------------  -------------
CURRENT:
  Federal   $          --  $          --
  State               800            800
            -------------  -------------

    TOTALS            800            800
            =============  =============

DEFERRED:
  Federal   $          --  $          --
  State                --             --
            -------------  -------------

    TOTALS             --             --
            -------------  -------------

    TOTALS  $          --  $          --
            =============  =============

Significant components of the Company's deferred tax asset and liabilities as of December 31, 2006 and 2005 are shown below:

                                           DECEMBER 31,    DECEMBER 31,
                                               2006            2005
                                          --------------  --------------
DEFERRED TAX ASSETS:
  Accrued vacation                        $      24,700   $      32,113

  Deferred rent                                   5,167              --
  Net operating loss                         15,223,175      14,865,631
  Other                                              --          34,362
                                          --------------  --------------

      TOTALS                              $  15,253,042   $  14,932,106
                                          --------------  --------------

DEFERRED TAX LIABILITIES:
  Deferred state taxes                    $          --   $    (981,673)
  Fixed assets                                 (311,383)        (16,188)
                                          --------------  --------------

      TOTALS                              $    (311,383)  $    (997,861)


      Deferred tax asset (liability)      $  14,941,659   $  13,934,245
      Valuation allowance                   (14,941,659)    (13,934,245)
                                          --------------  --------------

      NET DEFERRED TAX ASSET (LIABILITY)  $          --   $          --
                                          ==============  ==============

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

16.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by years, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of December 31, 2006:

                  Year ending December
                  2007                          194,259
                  2008                          199,886
                  2009                          206,081
                  2010                          193,515
                                             ----------

                                             $  793,741
                                             ==========

Rent expense, net of sublease income, amounted to $220,908 and $193,503 for the year ended December 31, 2006 and 2005 respectively.

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN
     --------------------------------------------

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

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
     --------------------------------------------------------

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

In 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows SFAS No. 123 for stock options granted to non-employees and records a consulting expense equal to the fair value of the options at the date of grant.

During the year ended December 31, 2006 the Company granted 57,200,000 stock options at an average exercise price of $0.016 to employees and consultants of the Company. A total of 1,062,500 options were terminated throughout the year of 2006.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
------------------------------------------------------------

STOCK OPTIONS ACTIVITY

     See Note 17 a. for a description of the Company's share-based compensation including the stock option activity during the years ended December 31, 2006 and 2005. A summary of the Company's stock option activity and related information is as follows:

                                             YEAR ENDED                 YEAR ENDED
                                            DECEMBER 31,               DECEMBER 31,
                                               2006                       2005
                                      -----------------------    -----------------------

                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                                     EXERCISE                  EXERCISE
                                        NUMBER        PRICE       NUMBER        PRICE
                                      ----------    ---------    ---------    ----------
Outstanding at beginning of year       1,921,500    $    1.47    1,721,500    $     2.70
Options granted                       57,200,000         0.02      225,000          0.04
Options exercised                              0          N/A            0           N/A
Options terminated                    (1,062,500)        0.05      (25,000)         0.09
                                      ----------                 ---------
OPTIONS OUTSTANDING AT END OF YEAR    58,059,000         0.06    1,921,500          1.47
                                      ----------                 ---------
OPTIONS EXERCISABLE AT END OF YEAR    20,499,972    $    0.13    1,720,806    $    1.610

     The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2006:

                      TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                      -----------------                               -----------------

                                   WEIGHTED                                 WEIGHTED
                                   AVERAGE                                   AVERAGE
                                   EXERCISE                                 EXERCISE
  PRICE RANGE      # OF SHARES      PRICE         LIFE       # OF SHARES       PRICE       LIFE
---------------    -----------    ----------   ---------     -----------    ----------    -------
$6.08 - $ 12.80       270,000     $   7.170         3.9         270,000     $   7.170        3.9
$0.32 - $2.00         839,000     $   0.911         4.3         839,000     $   0.911        4.3
$0.016 - $0.19     56,950,000     $   0.017        7.77      19,390,972     $   0.020       7.77
---------------    -----------    ----------   ---------     -----------    ----------    -------
TOTAL              58,059,000     $   0.063        7.70      20,499,972     $   0.132       7.58
===============    ===========    ==========   =========     ===========    ==========    =======

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date .

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows SFAS No. 123 for As of December 31, 2006, the Company has 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and
(iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options, warrants and stock directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

Stock options: The Company generally grants stock options to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire 10 years following the initial grant date. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

Warrant options: The Company generally grants stock options to directors and consultants at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire 10 years following the initial grant date. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                     2006
                                  -----------
Expected dividend yield              0.00%
Expected volatility                   109%
Average risk-free interest rate      4.74%
Expected life (in years)          3.9 to 9.7

The Company issued 225,000 stock options to employees for compensation during 2005 at an average price of $.04.

During the year ended December 31, 2006:

     - $239,059 of employee compensation cost has been charged against income.

     - $33,109 of director and consultant compensation cost has been charged against income.

      As of December 31, 2006, there was approximately $167,775 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $167,775 is expected to be recognized each year throughout 2007 and 2008.

      As of December 31, 2006, there was approximately $25,355 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with directors and consultants. Of this amount, $25,355 is expected to be recognized each year throughout 2007 and 2008.

      STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS FOR COMPENSATION

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment", which revised SFAS 123, "Accounting for Stock-Based compensation", and superseded APB 25, "Accounting for Stock Issued to Employees" and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company's SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.

Following is the Company's stock option activity during the year ended December 31, 2006:

      The Company issued 225,000 stock options to employees during 2005.

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

      The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:

                                                               2005
                                                            (restated)
                                                           ------------
      Net loss
          As reported                                      $(1,059,949)
          Deduct: reported stock compensation expense
          under APB 25 - net of tax                             (1,000)
                                                           -----------
      Pro forma net loss                                   $(1,060,949)
                                                           ===========

      Basic and diluted loss per share:
          As reported                                      $     (0.01)
                                                           ===========
          Pro Forma                                        $     (0.01)
                                                           ===========

      A summary of option activity relating to employee, director and contractor compensation as of December 31, 2006, and changes during the year then ended is presented below:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                         2006
                                                  --------------------------------------------------
                                                                 Weighted
                                                                  Average                  Average
  Options relating to employee, consultants                      Exercise                 Intrinsic
          and director compensation                  Shares       Price        Life         Value
                                                  -----------    --------   ----------   -----------
Outstanding at beginning of year                    1,921,500    $   1.47         4.1    $        --
Options granted                                    57,200,000        0.02        7.88              0
Options exercised                                           0         N/A         N/A              0
Options terminated                                 (1,062,500)       0.05         N/A              0
                                                  -----------    --------   ----------   -----------
OPTIONS OUTSTANDING AT END OF YEAR                 58,059,000        0.06        7.70     $       --
                                                                 ========   ==========   ===========

                                                  -----------    --------   ----------   -----------
OPTIONS EXERCISABLE AT END OF YEAR                 20,499,972        0.06        7.58    $        --
                                                  -----------    --------   ----------   -----------

      The total intrinsic value of options relating to employee and director compensation exercised during the year ended December 31, 2006 was $0.

      The weighted average grant date fair value of options relating to employee and director compensation granted during 2006 was $455,696.

      A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of December 31, 2006, and changes during the year then ended is presented below:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                          2006
                                            ---------------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                       GRANT-DATE
    CONSULTANTS AND DIRECTOR COMPENSATION       SHARES           FAIR VALUE
------------------------------------------  ---------------    --------------
Outstanding at beginning of year                   200,694     $        1.47
Options granted                                 38,129,520             0.016
Options exercised                                        0               N/A
Options terminated                              (1,062,500)            0.016

                                            ---------------    --------------
NON VESTED AT END OF YEAR                       37,267,714     $      0.0132
                                            ===============    ==============

      As of December 31, 2006, there was approximately $167,775 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $167,775 is expected to be recognized each year throughout 2007 and 2008.

      As of December 31, 2006, there was approximately $25,355 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with directors and contractors.


18.  WARRANTS

At December 31, 2006, the Company had warrants outstanding that allow the holders to purchase up to 339,979,838 shares of common stock.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2006 and 2005 are as follows:

                                             December 31,                  December 31,
                                                 2006                          2005
                                     ------------------------       ------------------------
                                                    Weighted                       Weighted
                                                     average                        average
                                                    Exercise                       Exercise
                                        Number        price            Number        price
                                     -------------  ---------       -------------  ---------
Outstanding at beginning of year      215,373,361   $    0.10         79,429,673   $    0.10
Warrants granted                      146,917,090        0.05        169,062,610        0.05
Warrants exercised                    (20,550,000)       0.02        (31,552,522)       0.02
Warrants terminated                    (1,760,613)        N/A         (1,566,400)        N/A

                                     -------------                  -------------
Warrants outstanding at end of year   339,979,838   $    0.05        215,373,361   $    0.05
                                     =============  =========       =============  =========

Warrants exercisable at end of year   339,979,838   $    0.05        181,373,361   $    0.05
                                     =============  =========       =============  =========

As an incentive to exercise warrants early, the Company reduced the exercise price to $0.016 Per share for Series A and B warrants on March 23, 2006. As a result, the Company raised approximately $300,200 in connection with the re-pricing of warrants to the investors.

At December 31, 2006, the weighted average remaining contractual life of the warrants was approximately 39 months.

19.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated previously issued 2004 and 2005 consolidated financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for 2005 have been restated to reflect the corrections. Accumulated deficit at January 1, 2005 was decreased by $261,000 as a result of adjustments related to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously either in part or as a whole, were unrecorded liabilities in 2004.

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

YEAR ENDED DECEMBER 31, 2004
----------------------------

The following is a summary of the restatements for the year ended December 31, 2004 that are reflected in the beginning balances of the financial statements for the year ended December 31, 2005. The Company intends to file an amended Form 10-KSB for the year ended December 31, 2005 that will incorporate the restated financial statements as of and for the year ended December 31, 2004:

Increase /  (decrease) in interest expense                            $ 302,651
Increase / (decrease) in gain on warrant and debt derivative             42,863
Increase / (decrease) in the fair value of debt derivative liability    471,223
Increase / (decrease) in the fair value of net convertible notes             --
Increase / (decrease) additional paid in capital                       (210,357)
Increase / (decrease) accumulated deficit                               260,866

The following is a summary of the restatements for the year ended December 31, 2004:

Total Increase of 2004 net loss                                       $ 260,866

The effect on the Company's previously issued December 31, 2004 financial statements are summarized as follows:

                                       Year ended                Year ended
                                      December 31,              December 31,
                                          2004                      2004

                                       Previously
                                        reported      Change      Restated
                                      -------------  ---------  -------------
           Balance Sheet
           -------------

Derivative liability                            --    471,223        471,223
                                      -------------  ---------  -------------
  Total current liabilities                     --    471,223        471,223

Convertible notes payable, net             124,700         --        124,700
                                      -------------  ---------  -------------
  Total long term liabilities              124,700         --        124,700

                                      -------------  ---------  -------------
    Total liabilities                      124,700    471,223        595,923
                                      =============  =========  =============

Additional paid in capital              35,474,238   (210,357)    35,263,881
Accumulated deficit                    (41,117,820)  (260,866)   (41,378,686)

                                      -------------  ---------  -------------
    Total stockholders equity           (5,643,582)  (471,223)    (6,114,805)
                                      =============  =========  =============

     Statement of Operations
     -----------------------

Interest expense                        (1,649,641)  (302,651)    (1,952,292)
Gain on warrant and debt derivative     (3,369,412)    42,863     (3,326,549)
Other Income / (Expense)                        --     (1,078)        (1,078)

                                      -------------  ---------  -------------
    Net Income / (loss)                 (5,019,053)  (260,866)    (5,279,919)
                                      =============  =========  =============

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

YEAR ENDED DECEMBER 31, 2005
----------------------------

The following is a summary of the restatements for the year ended December 31, 2005:

Increase / (decrease)in interest expense                                        $ (67,602)
Increase / (decrease) in gain on warrant and debt derivative                      418,742
Increase / (decrease) in the fair value of debt derivative liability              108,917
Increase / (decrease) in the fair value of net convertible notes                  200,630
Increase / (decrease) additional paid in capital                                 (535,025)
Increase / (decrease) accumulated deficit                                        (225,478)


The following is a summary of the restatements for the year ended December 31, 2005:

Total decrease of 2005 net loss                                                 $ 225,478

The following is a summary of the restatements for the year ended December 31, 2005:

Total decrease of 2005 net loss                                       $ 225,478


The effect on the Company's previously issued December 31, 2005 financial statements are summarized as follows:

                                       Year ended                Year ended
                                      December 31,              December 31,
                                          2005                      2005

                                       Previously
                                        reported      Change      Restated
                                      -------------  ---------  -------------
           Balance Sheet
           -------------

Derivative liability                            --    108,917        108,917
                                      -------------  ---------  -------------
  Total current liabilities                     --    108,917        108,917

Convertible notes payable, net             221,850    200,630        422,480
                                      -------------  ---------  -------------
  Total long term liabilities              221,850    200,630        422,480

                                      -------------  ---------  -------------
    Total liabilities                      221,850    309,547        531,397
                                      =============  =========  =============

Additional paid in capital              38,561,381   (535,025)    38,026,356
Accumulated deficit                    (42,664,113)   225,478    (42,438,635)

                                      -------------  ---------  -------------
    Total stockholders equity           (4,102,732)  (309,547)    (4,412,279)
                                      =============  =========  =============

      Statement of Operations
      -----------------------

Interest expense                        (2,487,116)    67,602     (2,419,514)
Gain on warrant and debt derivative      5,070,081    418,742      5,488,823
Other Income / (Expense)                        --         --

                                      -------------  ---------  -------------
    Net Income / (loss)                  2,582,965    486,344      3,069,309
                                      =============  =========  =============

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

THREE MONTHS ENDED MARCH 31, 2006

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED):

Increase / (decrease) in interest expense                             $(148,960)
Increase / (decrease) in gain on warrant and debt derivative                 --
Increase / (decrease) in the fair value of debt derivative liability    156,350
Increase / (decrease) in the fair value of net convertible notes        247,039
Increase / (decrease) additional paid in capital                       (777,827)
Increase / (decrease) accumulated deficit                              (374,438)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH
31, 2006 (UNAUDITED):

Total decrease of 2006 net loss                                       $ 148,960

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED MARCH 31, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                       PREVIOUSLY
                                        REPORTED     CHANGE      RESTATED
                                      ------------  ---------  ------------
                                      (unaudited)              (unaudited)
            BALANCE SHEET
            -------------

Derivative liability                            -    156,350       156,350
                                      ------------  ---------  ------------
  TOTAL CURRENT LIABILITIES                     -    156,350       156,350

Convertible notes payable, net             90,605    247,039       337,644
                                      ------------  ---------  ------------
  TOTAL LONG TERM LIABILITIES              90,605    247,039       337,644

                                      ------------  ---------  ------------
    TOTAL LIABILITIES                      90,605    403,389       493,994
                                      ============  =========  ============

Additional paid in capital             40,369,813   (777,827)   39,591,986
Accumulated deficit                   (48,480,731)   374,438   (48,106,293)

                                      ------------  ---------  ------------
    TOTAL STOCKHOLDERS EQUITY          (8,110,918)  (403,389)   (8,514,307)
                                      ============  =========  ============

         STATEMENT OF OPERATIONS
         -----------------------

Interest expense                         (893,305)   148,960      (744,345)
Loss on warrant and debt derivative    (3,877,509)         -    (3,877,509)
Other Income / (Expense)                        -          -             -

                                      ------------  ---------  ------------
    NET INCOME / (LOSS)                (4,770,814)   148,960    (4,621,854)
                                      ============  =========  ============

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED):

Increase / (decrease) in interest expense                             $(176,543)
Increase / (decrease) in gain on warrant and debt derivative                 --
Increase / (decrease) in the fair value of debt derivative liability    178,305
Increase / (decrease) in the fair value of net convertible notes        308,015
Increase / (decrease) additional paid in capital                       (888,341)
Increase / (decrease) accumulated deficit                              (402,021)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
2006 (UNAUDITED):

Total decrease of 2006 net loss                                       $ 176,543

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED JUNE 30, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                          PREVIOUSLY
                                           REPORTED     CHANGE      RESTATED
                                         ------------  ---------  ------------
                                         (unaudited)              (unaudited)
            BALANCE SHEET
            -------------

Derivative liability                               -    178,305       178,305
                                         ------------  ---------  ------------
  TOTAL CURRENT LIABILITIES                        -    178,305       178,305

Convertible Note Discount                    420,666    308,015       728,681
                                         ------------  ---------  ------------
  TOTAL LONG TERM LIABILITIES                420,666    308,015       728,681

                                         ------------  ---------  ------------
    TOTAL LIABILITIES                        420,666    486,320       906,986
                                         ============  =========  ============

Additional paid in capital                40,650,563   (888,341)   39,762,222
Accumulated deficit                      (45,573,090)   402,021   (45,171,069)

                                         ------------  ---------  ------------
    TOTAL STOCKHOLDERS EQUITY             (4,922,527)  (486,320)   (5,408,847)
                                         ============  =========  ============

 STATEMENT OF OPERATIONS - THREE MONTHS
 --------------------------------------

Interest expense                            (221,742)    27,583      (194,159)
Gain on warrant and debt derivative        4,098,311          -     4,098,311
Other Income / (Expense)                           -          -             -

                                         ------------  ---------  ------------
    NET INCOME / (LOSS)                    3,876,569     27,583     3,904,152
                                         ============  =========  ============

 STATEMENT OF OPERATIONS - SIX MONTHS
 ------------------------------------

Interest expense                          (1,115,047)   176,543      (938,504)
Gain on warrant and debt derivative          220,802          -       220,802
Other Income / (Expense)                           -          -             -

                                         ------------  ---------  ------------
    NET INCOME / (LOSS)                     (894,245)   176,543      (717,702)
                                         ============  =========  ============

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

 THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 2006

The following is a summary of the restatements for the nine months ended June 30, 2006 (unaudited):

Increase / (decrease) in interest expense                             $  (323,053)
Increase / (decrease) gain on warrant and debt derivative                      --
Increase / (decrease) in the fair value of debt derivative liability      244,034
Increase / (decrease) in the fair value of net convertible notes          338,353
Increase / (decrease) additional paid in capital                       (1,131,918)
Increase / (decrease) accumulated deficit                                (548,531)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2006 (UNAUDITED):

Total decrease of 2006 net loss                                       $   584,531

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 30, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                          PREVIOUSLY
                                           REPORTED      CHANGE       RESTATED
                                         ------------  -----------  ------------
                                         (unaudited)                (unaudited)
             BALANCE SHEET
             -------------

Derivative liability                               -      244,034       244,034
                                         ------------  -----------  ------------
  TOTAL CURRENT LIABILITIES                        -      244,034       244,034

Convertible Note Discount                    678,524      339,535     1,017,877
                                         ------------  -----------  ------------
  TOTAL LONG TERM LIABILITIES                678,524      339,535     1,017,877

                                         ------------  -----------  ------------
    TOTAL LIABILITIES                        678,524      583,387     1,261,911
                                         ============  ===========  ============

Additional paid in capital                41,389,124   (1,131,918)   40,257,206
Accumulated deficit                      (46,337,229)     548,531   (45,788,698)

                                         ------------  -----------  ------------
    TOTAL STOCKHOLDERS EQUITY             (4,948,105)    (583,387)   (5,531,492)
                                         ============  ===========  ============

 STATEMENT OF OPERATIONS - THREE MONTHS
 --------------------------------------

Interest expense                            (518,549)     146,510      (372,039)
Gain on warrant and debt derivative          431,971            -       431,971
Other Income / (Expense)                           -            -             -

                                         ------------  -----------  ------------
    NET INCOME / (LOSS)                      (86,578)     146,510        59,932
                                         ============  ===========  ============

 STATEMENT OF OPERATIONS - NINE MONTHS
 -------------------------------------

Interest expense                          (1,633,596)     323,053    (1,310,543)
Gain on warrant and debt derivative          652,773            -       652,773
Other Income / (Expense)                           -            -             -

                                         ------------  -----------  ------------
    Net Income / (loss)                     (980,823)     323,053      (657,770)
                                         ============  ===========  ============

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

20.  SUBSEQUENT EVENTS
     -----------------

     -    FINANCING
          ---------

          During January 1, 2007 thru March 30, 2007, the Company received advances that were applied towards the Revolving Credit Note agreement dated December 21, 2006 totaling $482,000.The advances were used for expenses relating to normal monthly operating expenses incurred by the Company. On March 22, 2007 the original loan agreement of $640,000 dated December 21, 2006 was amended to $740,000. The other terms and conditions related to the original agreement are still in effect.

          During the year 2007 the Company paid down the balance owed on the Revolving Credit Note by $55,000, leaving the total Revolving Credit Note balance of $567,000. Currently the Company has availability of $73,000 to borrow against for future cash requirements.

     -    CONVERSIONS
          -----------

          On January 17, 2007, Alpha Capital Anstalt converted approximately $135,000 of notes payable into approximately 21,429,000 shares of the Company's common stock at an average conversion price of $0.006.

     -    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

          On January 5, 2007 the Company granted 400,000 shares of restricted common stock to The Group. The exchange is for forgiveness of $4,000 debt owed by the Company.

          On January 24, 2007 the Company granted a total of 5,000,000 shares of restricted common stock as compensation to two accredited investors. The exchange is for future financial consulting services. The services are to be provided to the Board of Directors, officers or agents and employees of the Company regarding corporate finance. The term of the agreement is thirty-six (36) months commencing on January 9, 2007, and is renewable for successive twelve (12) month terms by mutual agreement of the parties.

     -    LEGAL PROCEEDINGS
          -----------------

          On January 23, 2007 La Jolla Cove Investors Inc, filed suit in the Superior Court Of California entitled La Jolla Cove Investors, Inc. ("La Jolla") vs. One Voice Technologies, Inc., Case No. GIC850038 for $484,582 in reference to the settlement agreement mentioned above. The Court entered judgment against One Voice Technologies Inc. for a total of $384,582 plus interest at a rate of 8% per annum. As of April 12, 2007 no payments to date have been made to La Jolla Cove Investors relating to the above judgment.

     -    LICENSE AGREEMENT LIABILITY
          ---------------------------

          On February 1, 2006 the Company amended the Software License Agreement originally entered into March 2000 with Philips Speech Processing, a division of Philips Electronics North America ("Philips"). Under the amendment the following payment two terms will be followed:

          The 2006 past due amounts owed by the Company of $70,000 were allocated as follows: The Company paid $20,000 on February 23, 2007, the remaining $50,000 is be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

          During the period of January 1, 2007 thru June 30, 2007 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non interest-bearing note payable to Philips Speech Processing.

          On July 1, 2007 and continuing thereafter, a minimum Software License fee of $17,500 is to be paid to Philips Speech Processing on a monthly basis.

          As of March 31, 2007 the note payable balance due Philips Speech Processing was $1,049,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

In November 2006, the Board of Directors of the Company determined, pursuant to a policy of periodically reviewing the selection of the Company's independent auditors that it would reevaluate the Company's audit engagement for fiscal year 2006. Accordingly, on February 16, 2007, Squar, Milner, Peterson, Miranda & Williamson, LLP (the "Former Accountant") was dismissed as the auditors for the Company. On February 16, 2007, the Company engaged PMB Helin Donovan, LLP (the "New Accountant"), as its independent certified public accountant. The Company's decision to engage the New Accountant was approved by its Board of Directors on February 16, 2007.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Accountant's report on the Company's financial statements for the year ended December 31, 2005 expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim periods through the date of dismissal, there were no reportable events as the term described is in Item 304(a)(1)(iv) of Regulation S-B, except for the following:

The Former Accountant advised management that they noted the following significant deficiencies in internal controls that were believed to be material weaknesses under the standards of the Public Company Accounting Oversight Board:

(1) lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company; (2) an ineffective control environment due to the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (5) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters including application and implementation of US GAAP and SEC reporting requirements; (6) ineffective controls over period end financial close and reporting processes; and (7) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

During the Company's two most recent fiscal years and the subsequent interim periods through February 16, 2007, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for such years.

During the Company's two most recent fiscal years and the subsequent interim periods through the date of engagement, the Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or annual financial statements will not be prevented or detected."

We identified deficiencies in our internal controls and disclosure controls related to the treatment of our convertible debt and the related embedded conversion features, which resulted in us restating our 2004 and 2005 financial statements.

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of December 31, 2006, our disclosure controls over financial reporting were not effective.

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

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, which management estimates will cost approximately $65,000 per annum; and

iii) Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $90,000 per annum. On March 12, 2007 the Company engaged an outside consulting firm that specializes in the accounting for derivative instruments that are embedded within the Company's financing transactions. The Company will continue to engage the firm in order to ensure proper treatment.

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


8B. ITEM OTHER INFORMATION
--------------------------

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
-------------------------------------------------------------------------------
GOVERNANCE; COMPLIANCE WITH SECTION 16 A. OF THE EXCHANGE ACT
-------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

        Name                   Age   Position
        ----                   ---   --------
        Dean Weber             44    Chairman of the Board, President, Chief
                                     Executive Officer, Interim Chief Financial
                                     Officer and Director

        Bradley J. Ammon       42    Director

        Rahoul Sharan          44    Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Dean Weber - Chairman of the board, president, chief executive officer, interim chief financial officer and director. Dean Weber has served as Chairman of the board, president, chief executive officer, interim chief financial officer and director since the inception of the Company in July 1999. Mr. Weber brings an extensive background to our company with over 20 years of technology and management experience. He is responsible for developing our strategic vision and pioneering our products, patented technology and business strategies. He was elected to our Board of Directors in July of 1999 as Chairman. Before founding our company in 1998, Mr. Weber played key roles in many high profile technology companies including Northrop, United Technologies and Xerox. Throughout his career, Mr. Weber has developed a comprehensive knowledge of Human Computer Interaction, Cognitive Science, Artificial Intelligence and Natural Language Processing. Mr. Weber currently has numerous patents in Artificial Intelligence, Natural Language Processing and other related technologies. As our CEO, Mr. Weber has been instrumental in the growth and development of the company, successfully raising over $30 million of institutional funding, taking us public, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Mr. Weber holds a Bachelor of Science degree in Computer Science from Central Connecticut State University.

Bradley J. Ammon - Director. Bradley J. Ammon is a tax attorney in the Washington, D.C. office of Deloitte Tax LLP. Mr. Ammon specializes in international tax planning, including restructuring of international operations, domestic mergers and acquisitions, and developing business plans to minimize worldwide taxation. Prior to joining the firm, Mr. Ammon was with SAIC as an International Tax Manager. He previously was with KPMG, LLP in the International Corporate Services department since 1998 where his principal practice consisted of clients in the information, communications and entertainment ("ICE") industry. Prior to joining KPMG, Mr. Ammon worked from 1995 to 1998 at Deloitte & Touche, LLP in their tax services department where he provided corporate, partnership, and personal tax and business planning services to clients. Mr. Ammon also worked several years as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for multiple subsidiaries. Mr. Ammon has a Juris Doctor and a Master's of Law in taxation (LL.M.) from the University of San Diego, and received his undergraduate degree from the University of California, San Diego. He is admitted to the California Bar. Mr. Ammon was appointed to our Board on June 9, 2000.

Rahoul Sharan - Director. Rahoul Sharan brings over 18 years of finance and accounting experience to our company. He was elected to our Board of Directors in July of 1999. Prior to joining our, Mr. Sharan was a partner of the S&P Group, which specializes in investment financing for venture capital projects, real estate development and construction. At S&P Group, Mr. Sharan led the successful financing efforts for over 15 companies in several industries. Mr. Sharan was also the President of KJN Management Ltd., which provides a broad range of administrative, management and financial services. He also worked in public accounting for six years with Coopers & Lybrand. At C&L, Mr. Sharan worked in both the tax and audit groups for a wide variety of large and small clients. Mr. Sharan holds a Bachelor of Commerce degree from the University of British Columbia and is a member of the Institute of Chartered Accountants of British Columbia.

COMMITTEES OF THE BOARD
-----------------------

Audit Committee as set forth in the audit committee charter adopted by the board of directors, a copy of which is included in our Definitive Proxy Statement filed with the SEC on November 29, 2001 as Exhibit A. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others, (2) systems of internal controls established by management and the Board of Directors and (3) the audit process. The primary function of the Compensation Committee is to establish and administer our executive compensation programs. Mr. Bradley J. Ammon is a member of both committees and is "independent" as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards.

The Audit Committee has reviewed our audited financial statements for fiscal 2006 and discussed them with management.

Our independent auditors, PMB Helin Donovan, LLP, have communicated with the Audit Committee matters such as the auditors' role and responsibility in connection with an audit of our financial statements, significant accounting policies, the reasonableness of significant judgments and accounting estimates, significant audit adjustments, and such other matters as are required to be communicated with the Audit Committee under generally accepted auditing standards.

The Audit Committee has received from PMB Helin Donovan, LLP written disclosures regarding all relationships between PMB Helin Donovan, LLP and its related entities and us and our related entities that in the professional judgment of PMB Helin Donovan, LLP may reasonably be thought to bear on independence. PMB Helin Donovan, LLP has confirmed that, in its professional judgment, it is independent of the Company within the meaning of the Securities Act of 1933, as amended, and the Audit Committee has communicated such matters with PMB Helin Donovan, LLP.

The Audit Committee, based on the review and discussions above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

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

NOMINATION OF DIRECTORS
-----------------------

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

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

     -    high personal and professional ethics and integrity;
     -    the ability to exercise sound judgment;
     -    the ability to make independent analytical inquiries;
     - a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and o the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Governance and Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

     - whether the person possesses specific industry expertise and familiarity with general issues affecting our business;
     - whether the person's nomination and election would enable the Board to have a member that qualifies as an "audit committee financial expert" as such term is defined by the Securities and Exchange Commission (the "SEC") in Item 401 of Regulation S-K;
     - whether the person would qualify as an "independent" director under the listing standards of the American Stock Exchange;
     - the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and
     - the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

Governance and Nominating Committee will consider director candidates recommended by stockholders provided such recommendations are submitted in accordance with the procedures set forth below. In order to provide for an orderly and informed review and selection process for director candidates, the Board of Directors has determined that stockholders who wish to recommend director candidates for consideration by the Governance and Nominating Committee must comply with the following:

     - The recommendation must be made in writing to the Corporate Secretary, Dean Weber.
     - The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the Company within the last three years and evidence of the recommending person's ownership of our common stock.
     - The recommendation shall also contain a statement from the recommending shareholder in support of the candidate; professional references, particularly within the context of those relevant to Board membership, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like; and personal references.
     - A statement from the shareholder nominee indicating that such nominee wants to serve on the Board and could be considered "independent" under the Rules and Regulations of the American Stock Exchange and the Securities and Exchange Commission ("SEC"), as in effect at that time. All candidates submitted by stockholders will be evaluated by the Governance and Nominating Committee according to the criteria discussed above and in the same manner as all other director candidates.

DIRECTOR COMPENSATION
---------------------

Non-employee directors receive $1,000 for each Board of Directors meeting attended. The Company will pay all out-of-pocket expenses of attendance.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS
------------------------------------------------

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS
--------------------

There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS
-----------------

As of the date of this prospectus, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS
--------------

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. This Code of Ethics applies to our chief executive officer and our senior financial officers.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE
---------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                              Change in
                                                                                            Pension Value
                                                                                                 and
                                                                               Non-Equity   Non-Qualified
   Name &                                                                    Incentive Plan    Deferred       All Other
  Principal                     Salary    Bonus       Stock       Option     Compensation    Compensation    Compensation
  Position             Year       ($)      ($)      Awards($)   Awards ($)        ($)        Earnings ($)         ($)      Total ($)
------------------------------------------------------------------------------------------------------------------------------------
Dean Weber
CEO, President         2006    $282,000   $7,800       (1)      $113,519                                                  $ 403,319
                       2005    $277,000                               --                                                  $ 277,000
James Hadzicki (3)
Former CFO             2006    $161,000                (2)       $34,056                                                  $ 195,056
                       2005    $136,250                               --                                                  $ 136,250

     1 On January 24, 2006, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 24,000,000 common stock options. One Voice Technologies recorded stock compensation expense of $113,519
     2 On January 24, 2006, One Voice Technologies issued James Hadzicki CFO of One Voice Technologies Inc. 7,200,000 common stock options. One Voice Technologies recorded stock compensation expense of $34,056.
     3 On November 8, 2006, James Hadzicki resigned as our Chief Financial Officer to pursue other outside ventures. There was no disagreement or dispute between Mr. Hadzicki and our company which led to his resignation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
--------------------------------------------------

     The following table sets forth information with respect to grants of options to purchase our common stock under our 2006 Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2006.

                                 Option Awards                                                   Stock Awards
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                       Equity      Plan Awards:
                                                                                                      Incentive     Market or
                                           Incentive                                                 Plan Awards:    Payout
                                               Plan                                                    Number       Value of
                                             Awards:                                        Market       of         Unearned
                   Number       Number        Number                            Number     Value of    Unearned      Shares,
                     of           of            of                            of Shares   Shares or    Shares,      Units or
                 Securities   Securities    Securities                         or Units    Units of   Units or       Other
                 Underlying   Underlying    Underlying                         of Stock     Stock    Other Rights    Rights
                Unexercised   Unexercised  Unexercised   Option               That Have   That Have   That Have     That Have
                  Options       Options      Unearned   Exercise    Option       Not         Not         Not           Not
                    (#)           (#)        Options     Price    Expiration    Vested      Vested     Vested        Vested
   Name         Exercisable  Unexercisable     (#)        ($)        Date        (#)         ($)         (#)           ($)
-------------------------------------------------------------------------------------------------------------------------------
Dean Weber        8,000,000    16,000,000                 $0.016  01/24/2016
CEO, President

On January 24, 2006, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 24,000,000 common stock options. One Voice Technologies recorded stock compensation expense of $22,974.00. The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

DIRECTOR COMPENSATION
---------------------

     The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

                                                                            Change in
                                                                          Pension Value
                                                                               and
                                                          Non-Equity      Nonqualified
                Fees Earned                             Incentive Plan      Deferred        All Other
                or Paid in       Stock       Option      Compensation     Compensation    Compensation
    Name         Cash ($)     Awards ($)   Awards ($)         ($)           Earnings           ($)         Total ($)
     (a)            (b)           (c)          (d)            (e)              (f)             (g)            (h)
----------------------------------------------------------------------------------------------------------------------
Rahoul Sharan                       (1)     $ 18,447                                                        $18,447

Brad Ammon                          (2)     $ 12,298                                         $2,804         $15,102

     (1) On January 24, 2006, One Voice Technologies issued Rahoul Sharan a member of the Board of Directors of One Voice Technologies Inc. 2,600,000 common stock options. One Voice Technologies recorded a total stock compensation expense of $18,447 for the year ended December 31, 2006.

     (2) On January 24, 2006, One Voice Technologies issued Brad Ammon a member of the Board of Directors of One Voice Technologies Inc. 2,600,000 common stock options. One Voice Technologies recorded a total stock compensation expense of $12,298 for the year ended December 31, 2006. In addition to issuing stock options, Brad was also reimbursed $2,804 on 07/24/2006 which related to travel expenses incurred while attending the annual Board of Director's meeting held in San Diego California. Brad was issued form 1099 for $2,804.00 in January 2007.

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date .

EMPLOYMENT AGREEMENTS
---------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 4275 Executive Square, Suite 200, La Jolla, California 92037.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 1, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2006 have been exercised and converted.

        Shares Beneficially Owned (1)
          Name and Address of Beneficial Owner             Number      Percent
        ----------------------------------------        -----------    -------
        Dean Weber, CEO, President and Chairman
          of the Board (2)                               12,473,800      2.01%

        IVantage, Inc. (2)                                  900,200          *

        Rahoul Sharan, Director                           1,386,000          *

        Bradley J. Ammon, Director                          959,000          *

        Alpha Capital Akteingesellschaft                197,220,312     25.40%

        Whalehaven Capital Fund Limited                 100,455,013     14.60%

        Bristol Investments Fund Limited                 43,518,284      5.30%

        Stonestreet Limited Partnership                  33,898,479      5.70%

        Ellis International                              52,082,523      7.60%

        Total shares held by officers
          and directors (3) persons:                     15,719,000      2.50%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------------
INDEPENDENCE
------------

There were no material related party transactions during the year.

ITEM 13. EXHIBITS
-----------------

NO. DESCRIPTION
---   -----------

                              PLANS OF ACQUISITION
                              --------------------

2.1 Merger Agreement and Plan of Reorganization with Conversational Systems, Inc. dated June 22, 1999.

                      ARTICLES OF INCORPORATION AND BYLAWS
                      ------------------------------------

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

3.5 Bylaws of Belridge Holdings Corp. (incorporated by reference to Exhibit 3(ii) of our Form 10-SB, filed October 7, 1999).

3.6 Amendment to Bylaws dated July 11, 2000 (excerpted) (incorporated by reference to Exhibit 4.3 of our Form S-8, filed October 3, 2000).

3.7 Certificate of Amendment of Articles of Incorporation increasing One Voice's common stock to 250,000,000.

                 INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
                 -----------------------------------------------

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

                               MATERIAL CONTRACTS
                               ------------------

10.1 Employment Agreement with Dean Weber dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase Mr. Weber's annual salary to $252,000.

10.2 Consulting Agreement with KJN Management Ltd. For the services of James Hadzicki dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase the annual consulting fee to $180,000. On November 8, 2006 the agreement was mutually terminated.

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

10.31 Subscription Agreement dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.32 Form of Convertible Note dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.33 Form of Class A Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.34 Form of Class B Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.35 Subscription Agreement, dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.36 Fund Escrow Agreement dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., Momona Capital Corp., and Grushko & Mittman, P.C. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.37 Form of Convertible Note issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.38 Form of Class A Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.39 Form of Class B Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.40 Subscription Agreement, dated March 18, 2005, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24,
2005)

10.41 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

10.42 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

10.43 Form of Class B Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

10.44 Subscription Agreement, dated March 17, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23,
2006)

10.45 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006)

10.46 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 23, 2006).

10.47 Subscription Agreement, dated May 5, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our registration statement on Form SB-2 filed May 9, 2006)

10.48 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our registration statement on Form SB-2 filed May 9, 2006)

10.49 Subscription Agreement, dated July 6, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed July 11,
2006)

10.45 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed July 11, 2006)

10.46 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed July 11, 2006).

10.47 Subscription Agreement, dated August 28, 2006, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 1, 2006).

10.48 Form of Convertible Note of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 1, 2006).

10.49 Form of Class A Common Stock Purchase Warrant of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 1, 2006).

10.50 Loan Agreement Loan Agreement by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto (incorporated by reference to our current report on Form 8-K filed January 3, 2007).

10.51 Form of Revolving Credit Note of One Voice Technologies, Inc. (incorporated by reference to our current report on Form 8-K filed January 3, 2007).

31.1 Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer of One Voice Technologies, Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES UPDATE
------------------------------------------------------

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as its independent auditors to perform the audit of the Company's financial statements for the year 2006. The estimated audit fees for the audit of the 2006 financial statements are $55,000.

Squar Milnar Petersen Miranda and Williamson, L.L.P. ("Squar"), performed the audit of the Company's financial statements for the year 2005 and 2004. All audit and other services performed by PMB on behalf of the Company are or were approved in advance by the Audit Committee, on a case-by-case basis.

AUDIT FEES. The aggregate fees billed by Squar for the audit of the Company's annual consolidated financial statements for the year ended December 31, 2005 was $75,000; fees of an additional $45,000 were billed to the Company during 2006 in connection with Squar's review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for this year. Such fees represented 83% of the total fees for services rendered to the Company by Squar during 2006.

AUDIT RELATED FEES. PMB had not billed any amount in fees for assurance or related services to the Company in 2006, 2005 or 2004, respectively.

TAX FEES. The aggregate fees billed during 2006 for tax products and services related to preparation of Company's tax returns provided by Squar, other than those described in the foregoing paragraphs, was $10,500. Such fees represented 8% of the total fees for services rendered to the Company by Squar during 2006.

ALL OTHER FEES. During the year 2006, PMB did not bill the Company for any amount other than those mentioned above.

The aggregate fees billed to the Company for all other services related to SEC correspondences and reissuing audit certificate to be included in restated annual report Form 10K/A rendered by Squar for the year ended December 31, 2005 was $14,500. Such fees represented 10% of the total fees for services rendered to the Company by Squar during 2005.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2006 and 2005 Financial Statements was performed by persons other than full-time, permanent, employees of PMB and Squar, respectively.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 17, 2007      by: /s/ Dean Weber
                      ------------------------------------------------
                      Dean Weber, President, Chief Executive Officer (Principal Executive Officer),
                      interim Chief Financial Officer
                      (Principal accounting and financial officer)
                      and Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

    SIGNATURE                            TITLE                         DATE

/s/ Dean Weber             President, Chief Executive Officer     April 17, 2007
---------------------      (Principal Executive Officer),
                           interim Chief Financial Officer
                           (Principal accounting and financial
                           officer) and Chairman of the Board


/s/ Rahoul Sharan          Director                               April 17, 2007
---------------------
Rahoul Sharan


/s/ Bradley J. Ammon       Director                               April 17, 2007
---------------------
Bradley J. Ammon