Form 10QSB
period 2007-03-31
ONE VOICE TECHNOLOGIES INC
filed 2007-05-15
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2007 the registrant had 619,342,244 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            F-1 - F-29

Item 2.   Management's Discussion and Analysis or Plan of Operation         3-14

Item 3.   Controls and Procedures                                          14-17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.   Defaults Upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits                                                            19

SIGNATURES                                                                 20-22

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of March 31, 2007 and December 31, 2006            F-2
     Statements of Operations for the three months
      ended March 31, 2007 and 2006                                       F-3
     Statements of Cash Flows for the three months ended
      March 31, 2006 and 2005                                             F-4
     Notes to Financial Statements                                    F-5 - F-29

                               ONE VOICE TECHNOLOGIES INC.
                                      BALANCE SHEETS
                                       (UNAUDITED)


                                                             MARCH 31,      DECEMBER 31,
                                                              2007             2006
                                                           ------------     ------------
                           ASSETS

                       CURRENT ASSETS:

Cash and cash equivalents                                  $     42,303     $     34,585
Accounts Receivable                                             124,992           99,111
Inventories                                                       4,661            4,841
Prepaid expenses                                                122,095           28,785
                                                           ------------     ------------
     TOTAL CURRENT ASSETS                                       294,051          167,322

PROPERTY AND EQUIPMENT, NET                                     172,307          164,389

Software development & licensing, net                             7,400           12,618
Trademarks, net                                                   2,408            2,452
Patents, net                                                     69,098           77,580
Deposits                                                         18,665           18,665
Deferred debt issue costs                                       262,121          344,835
                                                           ------------     ------------
     TOTAL ASSETS                                          $    826,050     $    787,861
                                                           ============     ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

                    CURRENT LIABILITIES:

Accounts payable                                           $    375,018     $    444,088
Accrued expenses                                                262,727          239,593
Settlement agreement liability                                  350,000          350,000
License agreement liability                                   1,014,500          930,000
Debt derivative liability                                       204,758          256,495
Warrant derivative liability                                  8,721,462        2,808,308
Revolving line of credit                                        666,280          240,000
                                                           ------------     ------------
     TOTAL CURRENT LIABILITIES                               11,594,745        5,268,484
                                                           ------------     ------------

                   LONG TERM LIABILITIES:

Note payable                                                    100,000          100,000
Convertible notes payable, net                                  996,515          982,972
Deferred rent                                                    13,503           12,017
                                                           ------------     ------------
     TOTAL LIABILITIES                                       12,704,763        6,363,473
                                                           ------------     ------------

                  STOCKHOLDER'S DEFICIT:

Preferred stock; $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock; $.001 par value, 1,290,000,000 shares
  authorized, 619,342,244 and 584,513,637 shares issued
  and outstanding at March 31, 2007 and December
  31, 2006, respectively                                        622,096          585,327
Additional paid-in capital                                   41,009,897       40,696,540
Accumulated deficit                                         (53,510,706)     (46,857,479)
                                                           ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                            (11,878,713)      (5,575,612)
                                                           ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    826,050     $    787,861
                                                           ============     ============



         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.




                            ONE VOICE TECHNOLOGIES INC.
                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                   MARCH 31,         MARCH 31,
                                                     2007              2006
                                                 -------------     -------------
                                                                     (RESTATED)

Net Revenue                                      $     210,393     $      61,298
Cost of goods sold                                      99,222            20,509
                                                 -------------     -------------
     GROSS PROFIT                                      111,171            40,789

                                                 -------------     -------------
General and administrative expenses                    631,605           990,975

                                                 -------------     -------------
     NET LOSS FROM OPERATIONS                         (520,434)         (950,186)

OTHER INCOME / (EXPENSE)

Interest expense                                      (270,622)         (744,345)
Settlement expense, net                                     --          (100,500)
Gain / (loss) on warrant and debt derivatives       (5,861,417)       (3,877,509)
Other income (expense)                                      46             5,683
                                                 -------------     -------------
     TOTAL OTHER INCOME / (EXPENSE)                 (6,131,993)       (4,716,671)
                                                 -------------     -------------
        NET LOSS BEFORE INCOME TAX                  (6,652,427)       (5,666,857)

Income tax expense                                         800               800
                                                 -------------     -------------
NET LOSS                                         $  (6,653,227)    $  (5,667,657)
                                                 =============     =============

BASIC LOSS PER SHARE                             $       (0.01)    $       (0.01)
                                                 =============     =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          595,741,000       409,119,000
                                                 =============     =============



         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.




                                        ONE VOICE TECHNOLOGIES INC.
                                         STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                   MARCH 31,      MARCH 31,
                                                                                    2007             2006
                                                                                 -----------     -----------
                                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         $(6,653,227)    $(5,667,657)

Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                                                      25,240          31,387
   Amortization of debt issue costs                                                   82,714              --
   Amortization of debt discount                                                     148,543         431,123
   (Gain) loss on debt derivative liability                                          (51,737)         47,433
   (Gain) loss on warrant derivative liability                                     5,913,154       4,391,707
   Common stock issued in exchange for services                                      117,200              --
   Non cash interest expense                                                           8,903              --
   Share based compensation expense                                                   36,783         155,209

CHANGES IN CERTAIN ASSETS AND LIABILITIES
   Accounts receivable                                                               (25,882)         15,480
   Inventories                                                                           180          (5,208)
   Prepaid expenses                                                                  (93,311)         (6,305)
   Accounts payable                                                                  (69,070)        (29,806)
   Accrued expenses                                                                   23,135          87,851
   Deferred rent                                                                       1,487           3,841
   Settlement agreement liability                                                         --        (220,000)
                                                                                 -----------     -----------
Net cash used in operating activities                                               (535,888)       (764,945)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                (19,414)         (2,101)
   Purchase of intangible assets                                                          --         (18,014)
                                                                                 -----------     -----------
Net cash used in investing activities                                                (19,414)        (20,115)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock - convertible notes                                           --         700,000
   Issuance of common stock - private funding                                             --          60,000
   License agreement liability                                                        84,500         (30,000)
   Warrant exercise                                                                   52,240         300,200
   Payment for debt issue cost                                                            --         (65,500)
   Issuance of notes payable, long-term debt and capital leases                      426,280              --
                                                                                 -----------     -----------
Net cash provided by financing activities                                            563,020         964,700

Net increase (decrease) in cash                                                        7,718         179,640

Cash and cash equivalents, beginning of period                                        34,585         338,811
                                                                                 -----------     -----------
Cash and cash equivalents, end of period                                         $    42,303     $   518,451
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                 $        --     $    10,000
                                                                                 ===========     ===========
   Income taxes paid                                                             $       800     $       800
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   Issuance of warrant derivative in connection with private
     placement and debt financing, initial valuation                             $        --     $   457,198
                                                                                 ===========     ===========
   Common stock issued upon conversion of debt                                   $   135,000     $   992,138
                                                                                 ===========     ===========



                  SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.


                                                    F-4

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

ITEM 1a. DESCRIPTION OF BUSINESS
-------------------------------

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

The company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol ONEV. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and March 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $53,511,000 and used cash from operations of $ 535,888 during the three month period ended March 31, 2007. The Company also has a working capital deficit of $11,301,000 of which $8,926,000 represents a non-cash warrant and debt derivative liabilities. The Company also has a stockholders' deficit of $11,879,000 as of March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

 In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of March 31, 2007, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Convertible Notes and Financial Instruments with Embedded Features
------------------------------------------------------------------

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The Company accounts for convertible notes (if deemed conventional) in accordance with the provisions of Emerging Issues Task Force Issue ("EITF")98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Companys convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

DEFERRED DEBT ISSUE COST
------------------------

The costs relating to obtaining and securing debt financing are capitalized and is expensed over the term of the debt instrument. In the event of settlement of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the three months ended March 31, 2007 and the year ended December 31, 2006, the estimated the estimated fair value of the Company's deferred debt issue cost were $262,121 and $344,835 respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

The net loss per common share for the three months ended March 31, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                                    THREE MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                                 2007               2006
                                           -----------------  -----------------
                                                                  (RESTATED)

                                           -----------------  -----------------
NUMERATOR - BASIC AND DILUTED               $    (6,653,227)   $    (5,667,657)
                                           =================  =================

Denominator - basic or diluted

Weighted average common shares                  595,741,000        409,119,000
 Outstanding

                                           -----------------  -----------------
TOTAL                                           595,741,000        409,119,000
                                           =================  =================

                                           -----------------  -----------------
NET LOSS PER SHARE - BASIC AND DILUTED      $         (0.01)   $         (0.01)
                                           =================  =================

Antidilutive securities:

Convertible debentures                          144,543,651         79,905,063
Options                                          55,459,000         59,121,500
Warrants                                        331,979,838        266,345,471
                                           -----------------  -----------------
TOTAL                                           531,982,489        405,372,034
                                          =================  =================

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company files federal income tax returns in the U.S. The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2001. Certain U.S. Federal returns for years 1999 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

During the three months ended March 31, 2007 and 2006, the Company recorded $37,000 and $155,000 respectively in non-cash charges for stock based compensation.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility of 90.9%, expected term of 2.0 years, risk-free interest rate of 4.74%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. The risk free interest rate is based on the U.S. Treasury notes for the expected life of the stock option.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

STOCK WARRANT ACTIVITY
----------------------

During three months ended March 31, 2007 and 2006, the Company issued zero and 50,972,110 warrants to Stockholders, respectively.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

RESEARCH AND DEVELOPMENT
------------------------

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced software development activities. In accordance with SFAS No. 2, "Accounting for Research Development Costs", all such costs are charged to expense as incurred. Research and development expense were $41,000 and $225,000 for the three months ended March 31, 2007 and 2006 respectively.

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three months ended March 31, 2007 and 2006, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--------------------------------------------

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

3.   PREPAID EXPENSES
     ----------------

                                    THREE MONTHS ENDED        YEAR ENDED
                                         MARCH 31,            DECEMBER 31,
                                           2007                   2006
                                   --------------------  --------------------

Financial advisor fees              $           83,400    $                -
Rents                                           18,000
Business and health insurance                   20,000                24,000
Legal fees                                           -                 4,000
Other                                              695                   785
                                   --------------------  --------------------
         TOTAL                      $          122,095    $           28,785

4.   PROPERTY AND EQUIPMENT
     ----------------------


                                                   THREE MONTHS ENDED        YEAR ENDED
                                                        MARCH 31,            DECEMBER 31,
                                                          2007                   2006
                                                  --------------------  --------------------
Computer equipment                                 $          716,135    $          703,099
Website development                                            38,523                38,524
Equipment                                                       1,562                 1,562
Furniture and fixtures                                         46,430                46,431
Telephone equipment                                             5,364                 5,365
Molds and tooling                                             120,216               113,836
                                                  --------------------  --------------------
                   TOTAL                                      928,230               908,816

                                                  --------------------  --------------------
Less accumulated depreciation                                (755,923)             (744,427)

                                                  --------------------  --------------------

         NET PROPERTY AND EQUIPMENT                $          172,307    $          164,389
                                                  ====================  ====================

Depreciation expense totaled $11,000 and $13,000 for the three months ended March 31, 2007 and 2006, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

5.   DEFERRED DEBT ISSUE COSTS
     -------------------------

These costs relate to obtaining and securing debt financing and financing agreements. These costs are amortized over the term of the debt agreement using the straight line method. There were no costs incurred during the three months ended March 31, 2007. A balance of $262,000 remains as of March 31, 2007.

6.   ACCRUED EXPENSES
     ----------------


                                        MARCH 31,            DECEMBER 31,
                                          2007                   2006
                                  --------------------  --------------------

Accrued salaries                   $            4,970    $           10,976
Accrued vacation                               63,942                57,441
Accrued interest                              147,652               118,842
Accrued audit fees                             40,000                50,000
Insurance                                       3,500                     -
Other                                           2,663                 2,334
                                  --------------------  --------------------
        TOTAL                      $          262,727    $          239,593
                                  ====================  ====================

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

     o    $50,000 was paid on September 13, 2006

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

Accordingly, $350,000 is accrued as a settlement liability along with accrued interest of $39,700 as of March 31, 2007

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

8.   LICENSE AGREEMENT LIABILITY (CONTINUED)
     ---------------------------------------

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

On February 1, 2007 the Company amended the Software License Agreement originally entered into March 2000 with Philips Speech Processing, a division of

Philips Electronics North America ("Philips"). Under the amendment the following payment two terms will be followed:

The 2006 past due amounts owed by the Company of $70,000 were allocated as follows: The Company paid $20,000 on February 23, 2007, the remaining $50,000 is to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

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

As of March 31, 2007 the note payable balance due Philips Speech Processing was $1,014,500.

9.   DERIVATIVE LIABILITY
     --------------------

During the three months ended March 31, 2007 and the year ended December 31, 2006 the Company entered into convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage

The valuation conducted as the three months ended March 31, 2007 and the year ended December 31, 2006 the fair value of the derivative liability was $204,758 and $256,495 respectively.

10.  WARRANT DERIVATIVE LIABILITY
     ----------------------------

During the three months ended March 31, 2006, the Company issued warrants in connection with convertible debt agreements and private placements that required analysis in accordance with EITF 00-19. There were no warrants issued during the period ended March 31, 2007 EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of March 31, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 110%, risk free interest rate of 483.% and a remaining contractual life ranging from 0.30 years to 4.00 years. The Company valued all warrant derivative liabilities as of March 31, 2007 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 114%, risk free interest rate of 4.74% and a remaining contractual life ranging from .30 years to 3.75 years. The valuation conducted as of March 31, 2006 resulted in a non-cash loss of $3,878,000 with a corresponding increase in the warrant derivative liability. The valuation conducted as of March 31, 2007 resulted in a non-cash loss of $5,913,000 with a corresponding increase in the warrant derivative liability. As of March 31, 2007 and 2006, the fair value of the warrant derivative liability was $8,721,000 and $2,808,000, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

11.  REVOLVING CREDIT NOTE PAYABLE
     -----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 and shall be in full force and effect until the earliest to occur of (a) 12 months from December 21, 2006 (B) a date not less than thirty days after Lender gives notice of termination to the Company. In connection with the Revolving Credit Note Agreement, the Company also issued 20,000,000 shares of its common stock to the related investors. Interest shall be calculated daily on the outstanding principal balance due, and is to be reimbursed to the Investors a monthly basis. The reimbursement of the interest shall be in the form of the Company's restricted shares of common stock. The stock is to be valued at the month end stock closing price. The advances to the Company are to be based on an amount of up to 75% of the face value of the current and future invoices "Receivables" submitted for borrowing. All proceeds paid relating to the previously mentioned invoices are to be deposited into a lockbox account belonging to Investors. The lockbox proceeds are to be 100% applied towards any outstanding principal amount owed by the Company. The Company's obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by the Company's assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining principal amount of the Company's convertible notes in the aggregate amount of $1,592,000 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006 May 5, 2006, July 6, 2006 and August 29,
2006 to certain of the investors participating in this new private placement. On March 20, 2007 the original Revolving Credit Note Agreement was amended. The amendment increased the the maximum borrowing by the Company to an amount of $740,000, an increase of $100,000. All terms and agreements of the original note are still in full force and effect.

During the period of January 1, 2007 thru March 31, 2007 the investors elected to convert $8,902 in accrued interest related to the credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of March 31, 2007 these shares have not been issued.

During the Period of January 1, 2007 thru March 31, 2007 the Company borrowed $426,280 from the revolving note.

As of March 31, 2007 the outstanding principal amount owed to the Investors is $666,280.

12.  NOTE PAYABLE
     ------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At March 31, 2006 and December 31, 2006 the principal balance on the note payable was $100,000 with accrued interest of $29,150 and $27,178 respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13.  CONVERTIBLE NOTES PAYABLE SUMMARY
     ---------------------------------

        During the three months ended March 31, 2007 the Company did not enter into any convertible debt financing agreements.

        During the three months ended March 31, 2007 and 2006, $135,000 and $992,000 of notes payable was converted into approximately 21,429,000 and 71,383,000 shares of the Company's common stock at an average conversion price of $ 0.0063 and$0.014 per share.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


The following as a summary of outstanding convertible debt financing agreements as of March 31, 2007:

A SUMMARY OF CONVERTIBLE DEBT AT DECEMBER 31, 2006 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------
     STONESTREET LIMITED
     PARTNERSHIP                        DECEMBER 23, 2007        $        10,000    $             -    $        10,000
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                     JULY 13, 2008                135,000            (53,838)            81,162
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                    MARCH 17, 2008                250,000           (108,727)           141,273
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                       MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                             MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                      JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------    ---------------
     BRISTOL INVESTMENT FUND
     LTD                                     JULY 6, 2008                250,000           (120,832)           129,168
                                                                 ---------------    ---------------    ---------------

     CENTURION MICROCAP
     L.P.                                    JULY 6, 2008                100,000            (46,089)            53,911
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                            JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                   AUGUST 29, 2008                105,000            (43,305)            61,695
                                                                 ---------------    ---------------    ---------------

     ELLIS INTERNATIONAL
     LIMITED                              AUGUST 29, 2008                150,000            (64,957)            85,043
                                                                 ---------------    ---------------    ---------------

     OSHER CAPITAL                        AUGUST 29, 2008                 60,000            (25,983)            34,017
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                         AUGUST 29, 2008                105,000            (43,310)            61,690
                                                                 ---------------    ---------------    ---------------

     TOTAL LONG TERM CONVERTIBLE
     DEBT DECEMBER 31, 2006                                      $     1,592,000    $      (609,028)   $       982,972
                                                                 ===============    ===============    ===============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


                           ONE VOICE TECHNOLOGIES INC.
                 CONVERTIBLE DEBT FINANCING SUMMARY (CONTINUED)
                 ----------------------------------------------

A SUMMARY OF CONVERTIBLE DEBT AT MARCH 31, 2007 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------

     STONESTREET LIMITED
     PARTNERSHIP                        DECEMBER 23, 2007        $        10,000    $        (2,595)   $         7,405
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                    MARCH 17, 2008                250,000            (86,538)           163,462
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                       MAY 5, 2008                108,000             (4,004)           103,996
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                             MAY 5, 2008                108,000             (4,004)           103,996
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                      JULY 6, 2008                105,500            (38,574)            66,926
                                                                 ---------------    ---------------    ---------------

     BRISTOL INVESTMENT FUND
     LTD                                     JULY 6, 2008                250,000            (96,436)           153,564
                                                                 ---------------    ---------------    ---------------

     CENTURION MICROCAP
     L.P.                                    JULY 6, 2008                100,000            (38,574)            61,426
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                            JULY 6, 2008                105,500            (38,574)            66,926
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                   AUGUST 29, 2008                105,000            (36,873)            68,127
                                                                 ---------------    ---------------    ---------------

     ELLIS INTERNATIONAL
     LIMITED                              AUGUST 29, 2008                150,000            (55,310)            94,690
                                                                 ---------------    ---------------    ---------------

     OSHER CAPITAL                        AUGUST 29, 2008                 60,000            (22,124)            37,876
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                         AUGUST 29, 2008                105,000            (36,878)            68,122
                                                                 ---------------    ---------------    ---------------

     TOTAL LONG TERM CONVERTIBLE
     DEBT MARCH 31, 2007                                         $     1,457,000    $      (460,485)   $       996,515
                                                                 ===============    ===============    ===============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14.  COMMON STOCK
     ------------

     o    CONVERTIBLE DEBT CONVERSION
          ---------------------------

          During the three months ended March 31, 2007, Alpha Capital Akteingesellschaft converted approximately $135,000 of notes payable into approximately 21,428,571 shares of the Company's common stock at an average conversion price of $0.0063.

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

     o    REVOLVING CREDIT NOTE
          ---------------------

          On May 1, 2007 the original Revolving Credit Note Agreement was amended for the second time. The amendment increased the the maximum borrowing by the Company to an amount of $790,000, an increase of $50,000. All terms and agreements of the original note are still in full force and effect.

     o    WARRANT EXERCISE
          ----------------

          During the three months ended March 31, 2007 8,000,000 common stock warrants were exercised at a price of $0.00653. The Company received approximately $52,000

     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES
          ------------------------------------------------

          During the three months ended March 31, 2007 the Company issued approximately 5,400,000 shares of its restricted common stock having a market value of $117,200 in exchange for services rendered.


     o    SHARES TO BE ISSUED IN EXCHANGE FOR INTEREST OWED
          ------------------------------------------------

          During the period of January 1, 2007 thru March 31, 2007 the investors elected to convert $8,902 in accrued interest related to the credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of March 31, 2007 these shares have not been issued.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE)
    ----------------------

For the three months ended March 31, 2007 and 2006, other expense was approximately $6,132,000 and $4,717,000 respectively.

Other income (expense) consisted of interest expense, settlement expense, gain
(loss) on warrant derivative liability and other income (expense), details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY
                            ------------------------


                                                 THREE MONTHS ENDED
                                            MARCH 31,         MARCH 31,
                                              2007              2006
                                         ---------------  ---------------

Debt issue cost                           $      82,714    $      56,079
Discount amortization                           148,541          662,478
Accrued interest                                 36,800           25,788
Other / penalties                                 2,567                -
                                         ---------------  ---------------
       TOTAL                              $     270,622    $     744,345

For three months ended March 31, 2007 and 2006, interest expense was approximately $271,000 compared to $744,000 respectively.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the three months ended March 31, 2007 and 2006, interest expense related to debt issue costs was approximately $83,000 compared to $56,000, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended March 31, 2007, and 2006, interest expense related to the amortization of discount was approximately $149,000 compared to $662,000 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable was paid in cash during the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007 and 2006, interest expense related to notes payable and convertible notes payable was approximately $37,000 compared to $26,000, respectively.

4. Other / misc. for the three months ended March 31, 2007 and 2006, was approximately $3,000 compared to $0 respectively.

SETTLEMENT EXPENSE
------------------

For the three months ended March 31, 2007 and 2006, settlement expense was approximately $0 compared to $101,000 respectively. The decrease in period 2007 over 2006 is attributable to a one time settlement for the exchange of services. Payment was in the form of the Companys restricted common stock.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the three months ended March 31, 2007 and 2006, losses recorded on warrant derivatives and debt derivatives were approximately $5,861,000 compared to $3,878,000 respectively. See Note 9 in the accompanying notes to the financial statements.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

OTHER INCOME (EXPENSE)
----------------------

For the three months ended March 31, 2007 and 2006, other / net was approximately a loss of $0 compared to a gain of $6,000 respectively.

16.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of March 31, 2007:

                  Three months ended March 31, 2007

                  2007                          145,695
                  2008                          199,886
                  2009                          206,081
                  2010                          193,515
                                             ----------
                                             $  745,177
                                             ==========

Rent expense, net of sublease income, amounted to $54,723 and $51,718 for the Three months ended March 31, 2007 and 2006 respectively.

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

Upon termination of employment or service contract, all options vested or non-vested expire unless the options have been exercised in full, or in part within 90 days of such event. Management reserves the right to extend vested options under certain circumstances, given approval by the Board of Directors.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
     --------------------------------------------------------

During the period ended December 31, 2005, the Company issued 225,000 stock options to employees, directors for compensation at an average price of $.04.

During the period ended December 31, 2006, the Company issued 57,700,000 stock options to employees for compensation at an average price of $.016, a total of 1,062,500 options were terminated.

No stock options were granted to employees during the period ended March 31, 2007. A total of 2,600,000 options were terminated during the period ended March 31, 2007.

The total intrinsic value of options relating to employee and director compensation exercised during the year ended for the period ended March 31, 2007 and year ended 2006, respectively, was $0.

The total intrinsic value of vested options relating to employee and director compensation during the period ended March 31, 2007 and year ended 2006, is $608,783 and $0 respectively, this consists of 35,861,111 vested options at an average exercise price of $0.016 per share. The increase of $608,783 from the prior period is due to the Company's closing stock price at March 31, 2007 of $0.033 per share compared to $0.0125 per share at December 31, 2006 (see footnote 17.a for details).

For the periods ended March 31, 2007 and 2006, there was approximately $36,783 and $155,209 of total compensation expense recorded by the Company related to share-based compensation. The decrease of $118,426 from the prior period was due to the fact that the Company recorded 2005 stock compensation expenses during the period ended March 31, 2006 pursuant to the adoption of new accounting principles (see footnote 17.a for details).

The weighted average grant date fair value of options relating to employee and director compensation granted during 2006 was $455,696.

As of March 31, 2007, there was approximately $127,218 of total unrecognized compensation cost related to non-vested share-based compensation arrangements with employees. Of this amount, $31,911 is expected to be recognized each year throughout 2008.

As of March 31, 2007, there was approximately $20,340 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with directors and contractors. Of this amount, $5,014 is expected to be recognized each year throughout 2008.

The Companys closing stock price reported by NASDAQ listed under symbol ONEV at March 31, 2007 was $0.033 per share.

See footnote 17 a. for a description of the Company's share-based Compensation plan.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of March 31, 2007.

                                   THREE MONTHS ENDED
                                      MARCH 31, 2007


                   NUMBER OF        NUMBER OF            NUMBER OF
                    SHARES           SHARES           SHARES AVAILABLE
                  AUTHORIZED       OUTSTANDING           FOR GRANT
                ----------------------------------------------------------
Year 1999 plan        3,000,000            272,435           2,727,565
Year 2005 plan       60,000,000         55,186,565           4,813,435
                ----------------------------------------------------------
       TOTAL         63,000,000         55,459,000         7,541,000
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
     --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the period ending March 31, 2007 and 2006, respectively:

                                                                              THREE MONTHS ENDED

                                                              MARCH 31,                                 MARCH 31,
                                                                2007                                      2006
                                               ----------------------------------------  ----------------------------------------

                                                                         WEIGHTED                                  WEIGHTED
                                                                         AVERAGE                                   AVERAGE
                                                                         EXERCISE                                  EXERCISE
                                                     NUMBER               PRICE                NUMBER               PRICE
                                               ------------------  --------------------  ------------------  --------------------
Outstanding at beginning of year                      58,059,000          $       0.06           1,921,500          $   1.47
Options granted                                                0                   N/A          57,700,000              0.016
Options exercised                                              0                   N/A                   0              N/A
Options terminated                                    (2,600,000)                0.016            (500,000)             N/A
                                                ----------------                          ----------------
OPTIONS OUTSTANDING AT END OF 1ST QUARTER             55,459,000                 0.065          59,121,500              0.06
                                                ----------------                          ----------------
OPTIONS EXERCISABLE AT END OF 1ST QUARTER             37,486,778          $      0.089          20,848,583          $   0.086


The following table summarizes the number of options authorized by the plan and available for distribution as of March 31, 2007 and 2006, respectively.

                                                   PERIOD ENDING   PERIOD ENDING
                                                   MARCH 31, 2007  MARCH 31, 2006
                                                     NUMBER OF       NUMBER OF
                                                       SHARES         SHARES
                                                    -----------     -----------
Beginning options available for grant                 4,941,000      62,141,000
Add: Additional options authorized                           --              --
Less: Options granted                                        --     (57,700,000)
Add: Options terminated                               2,600,000         500,000
                                                    -----------     -----------
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION             7,541,000       4,941,000

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
     --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2007 and 2006, respectively:

                                           FOR THE PERIOD ENDED MARCH 31, 2007


                          TOTAL OUTSTANDING                                   TOTAL EXERCISABLE
                          -----------------                                   -----------------

                                       WEIGHTED                                             WEIGHTED
                                       AVERAGE                                              AVERAGE
                                       EXERCISE                                             EXERCISE
  PRICE RANGE        # OF SHARES         PRICE            LIFE           # OF SHARES          PRICE            LIFE
  -----------        -----------         -----            ----           -----------          -----            ----
$6.08 - $ 12.80           270,000    $       7.170             3.44            270,000            7.170             3.44
$0.32 - $2.00             839,000            0.911             4.28            839,000            0.911             4.28
$0.016 - $0.19         54,350,000            0.017             8.78         36,377,778            0.018             8.77
                   ---------------   -------------   --------------    ---------------    -------------   --------------
TOTAL                  55,459,000    $       0.065             8.69         37,486,778    $       0.089             8.63



                                                 FOR THE PERIOD ENDED MARCH 31, 2006

                               TOTAL OUTSTANDING                         TOTAL EXERCISABLE

                                   WEIGHTED                                  WEIGHTED
                                   AVERAGE                                   AVERAGE
                                   EXERCISE                                  EXERCISE
   PRICE RANGE      # OF SHARES     PRICE           LIFE      # OF SHARES     PRICE         LIFE
   -----------      -----------   ----------    ----------    ----------    ----------    ----------
$6.08 - $ 12.80        270,000    $    7.170       4.46          270,000    $    7.170       4.46

$0.32 - $2.00          876,500         0.912       5.31          876,500         0.912       5.31

$0.016 - $0.19      57,975,000         0.017       9.81       19,702,083         0.018       9.79
                   -----------    ----------    ----------    ----------    ----------    ----------
TOTAL               59,121,500    $    0.063       9.72       20,848,583    $    0.086       9.66

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
     --------------------------------------------------------

A summary of option activity relating to employee, director and contractor compensation as of March 31, 2007, and the intrinsic value related to the options:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                  2007
                                            ----------------------------------------------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE                                  AVERAGE
 OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                           EXERCISE                                INTRINSIC
         AND DIRECTOR COMPENSATION                SHARES              PRICE                 LIFE               VALUE
         -------------------------          ------------------   -----------------       ----------         ---------
Outstanding at beginning of year                   58,059,000      $    0.060                8.69           $ 913,200
Options granted                                             0             N/A                 N/A                   0
Options exercised                                           0             N/A                 N/A                   0
Options terminated                                 (2,600,000)           0.02                 N/A             (44,200)
                                            -----------------    ----------------                           ---------
OPTIONS OUTSTANDING AT END OF 1ST QUARTER          55,459,000            0.065               8.69             869,000

                                            -----------------    ----------------                           ---------
OPTIONS EXERCISABLE AT END OF 1ST QUARTER          37,486,778      $     0.089               8.63           $ 608,783

A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of December 31, 2006, and changes during the year then ended is presented below:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                            2007
                                                            ------------------------------------

                                                                                   WEIGHTED
                                                                                   AVERAGE
  NON VESTEDOPTIONS RELATING TO EMPLOYEE,                                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION                          SHARES          FAIR VALUE
   -------------------------------------                    -----------------  -----------------
Outstanding at beginning of year                                  37,559,028        $      1.47
Options granted                                                            0                N/A
Options exercised                                                          0                N/A
Options vested                                                   (16,986,806)             0.016
Options terminated                                                (2,600,000)             0.016
                                                            -----------------  -----------------
NON VESTED AT END OF 1ST QUARTER                                  17,972,222        $    0.0132


In addition to the assumptions in the above tables, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                           2007
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                3.44 to 8.78

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17 a.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


18.  WARRANTS
     --------

At March 31, 2007, the Company had warrants outstanding that allow the holders to purchase up to 331,979,838 shares of common stock.

The number and weighted average exercise prices of the warrants for the period ended March 31, 2007 and 2005 are as follows:

                                                                              THREE MONTHS ENDED

                                                              MARCH 31,                                 MARCH 31,
                                                                2007                                      2006
                                               ----------------------------------------  ----------------------------------------

                                                                         WEIGHTED                                  WEIGHTED
                                                                         AVERAGE                                   AVERAGE
                                                                         EXERCISE                                  EXERCISE
                                                     NUMBER               PRICE                NUMBER               PRICE
                                               ------------------  --------------------  ------------------  --------------------
Outstanding at beginning of year                     339,979,838          $       0.02         215,373,361          $ 0.05
Warrants granted                                               0                   N/A          50,972,110            0.05
Warrants exercised                                    (8,000,000)                0.007                   0            N/A
Warrants terminated                                            0                   N/A                   0            N/A
                                               ------------------                        ------------------
WARRANTS OUTSTANDING AT END OF  1ST QUARTER          331,979,838          $       0.02         266,345,471          $ 0.05
                                               ==================  ====================  ==================  ====================

WARRANTS EXERCISABLE AT END OF  1ST QUARTER          331,979,838          $       0.02         232,345,471          $ 0.05
                                               ==================  ====================  ==================  ====================

During the period ended March 31, 2007 a total of 8,000,000 warrants were exercised at an average price of $0.00653. As a result the Company received cash proceeds of $52,240.

At March 31, 2006, the weighted average remaining contractual life of the warrants was approximately 36 months.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS
     -----------------------------------

The Company has restated previously issued 10-QSB for period ended March 31, 2006 and the consolidated financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for the period ended March 31, 2006 have been restated to reflect the corrections. Accumulated deficit at March 31, 2006 was decreased by $374,438 as a result of adjustments related to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously either in part or as a whole, were unrecorded liabilities in 2006.

THREE MONTHS ENDED MARCH 31, 2006

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH
31, 2006 (UNAUDITED):

Increase / (decrease) in interest expense                              $    (148,960)
Increase / (decrease) in gain on warrant and debt derivative                      --
Increase / (decrease) in the fair value of debt derivative liability         156,350
Increase / (decrease) in the fair value of net convertible notes             247,039
Increase / (decrease) additional paid in capital                            (777,827)
Increase / (decrease) accumulated deficit                                   (374,438)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED):

Total decrease of 2006 net loss                                  $     148,960

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED MARCH 31, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                                         PREVIOUSLY
                                                          REPORTED                  CHANGE                     RESTATED
                                                          --------                  ------                     --------
                                                         (unaudited)                                          (unaudited)
                BALANCE SHEET
                -------------
Derivative liability                                                   -                 156,350                       156,350
                                                     --------------------    --------------------       -----------------------
  TOTAL CURRENT LIABILITIES                                            -                 156,350                       156,350

Convertible notes payable, net                                    90,605                 247,039                       337,644
                                                     --------------------    --------------------       -----------------------
  TOTAL LONG TERM LIABILITIES                                     90,605                 247,039                       337,644

                                                     --------------------    --------------------       -----------------------
    TOTAL LIABILITIES                                             90,605                 403,389                       493,994
                                                     ====================    ====================       =======================

Additional paid in capital                                    40,369,813                (777,827)                   39,591,986
Accumulated deficit                                          (48,480,731)                374,438                   (48,106,293)

                                                     --------------------    --------------------       -----------------------
    TOTAL STOCKHOLDERS EQUITY                                 (8,110,918)               (403,389)                   (8,514,307)
                                                     ====================    ====================       =======================

            STATEMENT OF OPERATIONS
            -----------------------

Interest expense                                                (893,305)                148,960                      (744,345)
Loss on warrant and debt derivative                           (3,877,509)                      -                    (3,877,509)
Other Income / (Expense)                                               -                       -                             -

                                                     --------------------    --------------------       -----------------------
    NET INCOME / (LOSS)                                       (4,770,814)                148,960                    (4,621,854)
                                                     ====================    ====================       =======================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

20.  SUBSEQUENT EVENTS
     -----------------

     o    FINANCING
          ---------

          During April 1, 2007 thru May 11, 2007, the Company received advances that were applied towards the Revolving Credit Note agreement dated December 21, 2006 totaling $50,000.The advances were used for expenses relating to normal monthly operating expenses incurred by the Company.

     o    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

          On April 27, 2007 the Company granted a total of 1,500,000 shares of restricted common stock having a market value of $45,000 as compensation to an independent contractor for services provided during the fiscal year ended December 31, 2006 audit.

     o    WARRANTS

          On April 4, 2007 the company issued to an accredited investor a total of 4,001,838 restricted common stock purchase warrants at a price of $.00653 per share pursuant to a cashless exercise.

          On April 23, 2007 the company issued to an accredited investor a total of 12,578,616 restricted common stock purchase warrants at a price of $.00636 per share. The company received cash proceeds of $80,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATION
---------

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

RESULTS OF OPERATION FOR THE THREE MONTHES ENDED MARCH 31, 2007 AND 2006.

                                          ONE VOICE TECHNOLOGIES INC.
                                 SELECTED STATEMENT OF OPERATIONS INFORMATION

                                           ($000'S)          ($000'S)          ($000'S)
                                                THREE MONTHS ENDED                               PERCENTAGE
                                           MARCH 31,         MARCH 31,          CHANGE             CHANGE
                                             2007              2006
                                       ----------------  ----------------  ----------------  ----------------
                                                            (RESTATED)
Net Revenue                            $       210,000   $        61,000   $       149,000               244%
Cost of goods sold                              98,000            21,000            77,000               367%
                                       ----------------  ----------------  ----------------  ----------------
     GROSS PROFIT                              112,000            40,000            72,000               180%

General and administrative expenses            632,000           991,000          (359,000)              -36%
Other income (expense)                      (6,132,000)       (4,717,000)       (1,415,000)               30%
                                       ----------------  ----------------  ----------------  ----------------
     NET LOSS BEFORE INCOME TAX             (6,652,000)       (5,668,000)         (984,000)               17%
                                       ================  ================  ================  ================
Income tax expense                                 800               800                 --                --
                                      ----------------  ----------------  ----------------  ----------------
NET LOSS                              $     (6,652,800) $     (5,668,800) $     (984,000)                17%

REVENUES
--------

Net revenues totaled $210,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively. Increased revenues of $149,000 (244%) between the two periods was attributable to 4 new MobileVoice customers.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended March 31, 2007 and 2006 totaled $98,000 and $21,000, respectively. The increase in cost of goods sold of $77,000 (367%) between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses are related to licensing agreements that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $632,000 and $991,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease of $359,000 (36%) between the two periods was due to overall budget reductions and the reclassification of operating expenses to cost of goods sold.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $293,000 and $409,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease of $116,000 (28%) between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

ACCOUNTING LEGAL AND CONSULTING
-------------------------------

Accounting, Legal and consulting totaled $121,00 and $56,000 for the three months ended March 31, 2007 and 2006, respectively. The increase of $65,000 (116%) between the two periods was due to increased year end 2006 audit fees due to the transition of audit firms and filing fees incurred for the filing of the registration statement on Form SB-2.

OTHER INCOME (EXPENSE)
----------------------

Other income (expense) totaled $6,132,000 and $4,717,000 for the three months ended March 31, 2007 and 2006, respectively. An increase of $1,415,000 (30%).

o Other income (expense) consist of interest expense, settlement expense, gain (loss) on warrant / debt derivative liability and other misc. Details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              MARCH 31,        MARCH 31,
                                                2007             2006
                                          ----------------  ----------------

Debt issue cost                           $        82,714   $        56,079
Discount amortization                             148,541           662,478
Accrued interest                                   36,800            25,788
Other / penalties                                   2,567                 -
                                          ----------------  ----------------
       TOTAL                              $       270,622   $       744,345

For three months ended March 31, 2007 and 2006, interest expense was approximately $271,000 compared to $744,000 respectively.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the three months ended March 31, 2007 and 2006, interest expense related to debt issue costs was approximately $83,000 compared to $56,000, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended March 31, 2007, and 2006, interest expense related to the amortization of discount was approximately $149,000 compared to $662,000 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable was paid in cash during the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007 and 2006, interest expense related to notes payable and convertible notes payable was approximately $37,000 compared to $26,000, respectively.

4. Other / misc. for the three months ended March 31, 2007 and 2006, was approximately $3,000 compared to $0 respectively.

SETTLEMENT EXPENSE
------------------

For the three months ended March 31, 2007 and 2006, settlement expense was approximately $0 compared to $101,000 respectively. The decrease between the two periods was attributable to a one time settlement for the exchange of services. Payment was in the form of the Companys restricted common stock.

LOSS ON WARRANT DERIVATIVES
---------------------------

For the three months ended March 31, 2007 and 2006, losses recorded on warrant derivatives was approximately $5,913,000 compared to $3,878,000 respectively. See Note 10 in the accompanying notes to the financial statements.

GAIN  / (LOSS) ON DEBT DERIVATIVES
------------------------------------

For the three months ended March 31, 2007 and 2006, gain recorded on debt derivatives were approximately $52,000 compared to $0 respectively. See Note 9 in the accompanying notes to the financial statements.

OTHER INCOME (EXPENSE)
----------------------

For the three months ended March 31, 2007 and 2006, other / net was approximately $0 compared to a gain of $6,000 respectively. The decrease between the two periods was attributable to a one time gain on the sale of fixed assets during the period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING OPERATING ACTIVITIES
------------------------------------------------

Non-cash related expenses of $6,143,000 are reflected in the period ended March 31, 2007 net loss of $6,653,000 and consist of the following:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                            2007
                                                  ----------------------

NET LOSS                                                     (6,653,227)

NON-CASH RELATED EXPENSES

Depreciation and amortization                                    25,240
Stock compensation expense                                       36,783
Stock issuance for exchange of debt                              33,760
Amortization of note discount                                   148,541
Interest payable                                                 36,800
Gain / (loss) on warrant and debt derivatives                 5,861,417
                                                  ----------------------

TOTAL NON-CASH RELATED EXPENSE                                6,142,541
                                                  ----------------------
ADJUSTED NON-CASH NET LOSS                         $           (510,686)

     o    Depreciation and amortization expense of $25,000.

     o Compensation expense relating to the issuance of stock options of $37,000.

     o Issuance of common stock in exchange for services and debt of $34,000.

     o Amortization of embedded discount relating to convertible debt financing of $149,000.

     o Accrued interest expense related to convertible debt financing transactions of $37,000.

     o Re-pricing of the warrant derivative liability and debt derivative relating to convertible debt financing of $5,861,000.

At March 31, 2007, the Company had a working capital deficit of $11,301,000 as compared with a working capital deficit of $5,101,000 at March 31, 2006. The increase of $6,200,000 consists of $8,926,000 of warrant and debt derivative liability as of March 31, 2007

Net cash used for operating activities is $536,000 for the three months ended March 31, 2007 compared to $765,000 for the three months ended March 31, 2006.

Net cash used for investing activities is $19,000 for the three months ended March 31, 2007 compared to $20,000 for the three months ended March 31, 2006.

Net cash used for financing activities is $563,000 for the three months ended March 31, 2007 compared to $518,000 for the three months ended March 31, 2006.

FINANCING TRANSACTIONS
----------------------

NET PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
-----------------------------------------------

                                        2007           2006
                                    ------------   ------------

Private placement                   $         --   $     60,000
Warrant exercise                          52,240             --
Convertible debt financing                    --        639,500
Revolving line of credit                 482,000             --
                                    ------------   ------------
TOTAL PROCEEDS RECEIVED             $    534,240   $    699,500
                                    ============   ============

CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------

      During the three months ended March 31, 2007 the Company did not enter into any convertible debt financing agreements.

      During the three months ended March 31, 2007 and 2006, $135,000 and $992,000 of notes payable was converted into approximately 21,429,000 and 71,383,000 shares of the Company's common stock at an average conversion price of $ 0.0063 and$0.014 per share.

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

The following as a summary of outstanding convertible debt financing agreements as of March 31, 2007:

A SUMMARY OF CONVERTIBLE DEBT AT DECEMBER 31, 2006 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------
     STONESTREET LIMITED
     PARTNERSHIP                        DECEMBER 23, 2007        $        10,000    $             -    $        10,000
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                     JULY 13, 2008                135,000            (53,838)            81,162
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                    MARCH 17, 2008                250,000           (108,727)           141,273
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                       MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                             MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                      JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------    ---------------
     BRISTOL INVESTMENT FUND
     LTD                                     JULY 6, 2008                250,000           (120,832)           129,168
                                                                 ---------------    ---------------    ---------------

     CENTURION MICROCAP
     L.P.                                    JULY 6, 2008                100,000            (46,089)            53,911
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                            JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                   AUGUST 29, 2008                105,000            (43,305)            61,695
                                                                 ---------------    ---------------    ---------------

     ELLIS INTERNATIONAL
     LIMITED                              AUGUST 29, 2008                150,000            (64,957)            85,043
                                                                 ---------------    ---------------    ---------------

     OSHER CAPITAL                        AUGUST 29, 2008                 60,000            (25,983)            34,017
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                         AUGUST 29, 2008                105,000            (43,310)            61,690
                                                                 ---------------    ---------------    ---------------

     TOTAL LONG TERM CONVERTIBLE
     DEBT DECEMBER 31, 2006                                      $     1,592,000    $      (609,028)   $       982,972
                                                                 ===============    ===============    ===============

A SUMMARY OF CONVERTIBLE DEBT AT MARCH 31, 2007 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------
     STONESTREET LIMITED
     PARTNERSHIP                        DECEMBER 23, 2007        $        10,000    $        (2,595)   $         7,405
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                    MARCH 17, 2008                250,000            (86,538)           163,462
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                       MAY 5, 2008                108,000             (4,004)           103,996
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                             MAY 5, 2008                108,000             (4,004)           103,996
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                      JULY 6, 2008                105,500            (38,574)            66,926
                                                                 ---------------    ---------------    ---------------

     BRISTOL INVESTMENT FUND
     LTD                                     JULY 6, 2008                250,000            (96,436)           153,564
                                                                 ---------------    ---------------    ---------------

     CENTURION MICROCAP
     L.P.                                    JULY 6, 2008                100,000            (38,574)            61,426
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                            JULY 6, 2008                105,500            (38,574)            66,926
                                                                 ---------------    ---------------    ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                   AUGUST 29, 2008                105,000            (36,873)            68,127
                                                                 ---------------    ---------------    ---------------

     ELLIS INTERNATIONAL
     LIMITED                              AUGUST 29, 2008                150,000            (55,310)            94,690
                                                                 ---------------    ---------------    ---------------

     OSHER CAPITAL                        AUGUST 29, 2008                 60,000            (22,124)            37,876
                                                                 ---------------    ---------------    ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                         AUGUST 29, 2008                105,000            (36,878)            68,122
                                                                 ---------------    ---------------    ---------------

     TOTAL LONG TERM CONVERTIBLE
     DEBT MARCH 31, 2007                                         $     1,457,000    $      (460,485)   $       996,515
                                                                 ===============    ===============    ===============

     COMMON STOCK
     ------------

          CONVERTIBLE DEBT CONVERSION
          ---------------------------

          During the three months ended March 31, 2007, Alpha Capital Akteingesellschaft converted approximately $135,000 of notes payable into approximately 21,428,571 shares of the Company's common stock at an average conversion price of $0.0063.

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

     o    WARRANT EXERCISE
          ----------------

          During the three months ended March 31, 2007 approximately 8,000,000 common stock warrants were exercised at a price of $0.00653. The Company received approximately $52,000

REVOLVING CREDIT NOTE PAYABLE
-----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 with a term of 1 year ending December 20, 2007. On March 20, 2007 the original Revolving Credit Note Agreement was amended. The amendment increased the the maximum borrowing by the Company to an amount of $740,000. All terms and agreements of the original note are still in full force and effect.

During the Period of January 1, 2007 thru March 31, 2007 the Company borrowed $482,000 from the revolving note. During the same period the Company paid $55,721 against the outstanding balance for a net borrowing of $426,279.

As of March 31, 200 the outstanding principal amount owed to the Investors is $666,280.

SUBSEQUENT EVENTS
-----------------

     o    FINANCING
          ---------

          During April 1, 2007 thru May 11, 2007, the Company received advances that were applied towards the Revolving Credit Note agreement dated December 21, 2006 totaling $50,000. The advances were used for expenses relating to normal monthly operating expenses incurred by the Company.

     o    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

          On April 27, 2007 the Company granted a total of 1,500,000 shares of restricted common stock as compensation to an independent contractor for services provided during the fiscal year ended December 31, 2006 audit.

     o    WARRANTS

          On April 4, 2007 the company issued to an accredited investor a total of 4,001,838 restricted common stock purchase warrants at a price of $.00653 per share pursuant to a cashless exercise.

          On April 23, 2007 the company issued to an accredited investor a total of 12,578,616 restricted common stock purchase warrants at a price of $.00636 per share. The company received cash proceeds of $80,000.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, which have financed us since 2001. The losses through the three months ended March 31, 2007 are due to minimal revenue and operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, debt issue costs and licensing costs. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the years three months ended March 31, 2007 and 2006, the Company incurred a net loss of $6,653,000 and $5,668,000 respectively, an increase of $985,000 (17%). A large part of the discrepancy between 2007 and 2006 is due to a non-cash loss differential of $1,984,000 in 2007 due to warrant and debt derivative liability re-valuation.

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

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or annual financial statements will not be prevented or detected."

We identified deficiencies in our internal controls and disclosure controls related to the treatment of our convertible debt and the related embedded conversion features, which resulted in us restating our 2004 and 2005 financial statements.

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of March 31, 2007, our disclosure controls over financial reporting were not effective.

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

Accordingly, $350,000 is accrued as a settlement liability along with accrued interest of $39,700 as of March 31, 2007

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

The securities described below represent our securities sold by us for the period starting January 1, 2007 and ending March 31, 2007 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the period ended March 31, 2007 a total of 8,000,000 warrants were exercised at an average price of $0.00653. As a result the Company received cash proceeds of $52,240.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On January 5, 2007, the Company issued an aggregate of 400,000 shares of restricted common stock to in exchange for services rendered. The services were valued at approximately $5,200.

On January 24, 2007, the Company issued an aggregate of 5,000,000 shares of restricted common stock to in exchange for services rendered. The services were valued at approximately $91,000 and will be provided for over a 3 year period.

All proceeds from the above transactions were used to fund normal operating Expenses incurred by the Company.

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



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable.


ITEM 5. OTHER INFORMATION
--------------------------------------

Not Applicable.

ITEM 6. EXHIBITS:
-----------------

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


                              ONE VOICE TECHNOLOGIES, INC.,
                              A NEVADA CORPORATION


DATE:  May 14, 2007           BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)