Form 10KSB/A
period 2005-12-31
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 27, 2007



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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                EXPLANATORY NOTE



One Voice Technologies, Inc. is filing this amended Annual Report on Form 10-KSB/A to amend the Annual Report on Form 10-KSB initially filed with the Securities and Exchange Commission on April 17, 2006 to (i) incorporate restated financial statements for the years ended December 31, 2005 and 2004 based on adjustments to previously filed financial statements related to the accounting treatment of embedded conversion features included in convertible debt instruments, as described in Note 15 to the financial statements, and (ii) to update the Controls and Procedures section with disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
------
Item 1.      Description of Business..........................................1
Item 2.      Description of Property.........................................11
Item 3.      Legal Proceedings...............................................11
Item 4.      Submission of Matters to a Vote of Security Holders.............12


PART II
-------
Item 5.      Market for Common Equity and Related Stockholder Matters........12
Item 6.      Management's Discussion and Analysis or Plan of Operation.......15
Item 7.      Financial Statements............................................22
Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................23
Item 8A.     Controls and Procedures.........................................23
Item 8B.     Other Information...............................................26


PART III
--------
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act............27
Item 10.     Executive Compensation..........................................34
Item 11.     Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................36
Item 12.     Certain Relationship and Related Transactions...................37
Item 13.     Exhibits........................................................37
Item 14.     Principal Accountant Fees and Services..........................41

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the year ended December 31, 2005 and 2004, we incurred a net loss of $1,060,000 and $9,013,000, respectively. These factors, among others discussed in Note 1 to the financial statements, raise substantial doubt about the ability to continue as a going concern. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on our financial results or any restatements which have occurred. Inadequate segregation of duties consistent with control objectives (item (3)) was due to the fact that the Company did not have a sufficient number of personnel within the accounting department. Management believes that this did not have an effect on the most recent and updated financial statements filed by the company as the adjustments made to the financial statements were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient staff to remedy the segregation of duties problem, unless one of more of the additional staff members had sufficient technical accounting expertise, this would not have prevented the adjustments and restatement. Management believes that the weakness due to insufficient written policies and procedures (item (4)) did not have an effect on the most recent and updated financial statements filed by the company as the adjustments were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient written policies and procedures in place, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement. Further, we do not feel that improper controls and procedures over the period end process (item (6)) caused any material effects or misstatements to the financials filed, as these inefficiencies were more associated with timely closing, review and filing of financial statements. These issues were due primarily to the fact that the Company had an insufficient number of personnel within the accounting department and that it did not have written policies and procedures to ensure the at the financial statement closing and reporting processes were timely and effective. We believe that even if stronger controls had been in place related to the period end financial close and reporting processes, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement.

However, management believes that the lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of our company (Item (1)), lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures (Item
(2)), ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters (Item (5)), and inadequate procedures for appropriately identifying, assessing and applying accounting principles (Item (7)) resulted in our determination to restate our financial statements for the years ended December 31, 2004 and 2003. Specifically, the material weaknesses specified in the preceding sentence resulted in management determining that our previous accounting for our common stock purchase warrants issued from 2003 to 2004 did not comply with Emerging Issues Task Force 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. As a result, we determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. This resulted in us restating our net loss for the fiscal year ended December 31, 2004 to $(9,013,000) compared to $(5,383,000) as previously reported, and a net loss for the fiscal year ended December 31, 2003 to $(5,839,000) compared to $(5,932,000) as previously reported. In addition, total liabilities for the fiscal year ended December 31, 2004 and 2003 was restated to $6,935,000 and $1,431,000 respectively, compared to $1,523,000 and $1,140,000, respectively, as previously reported.

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


For the year ended December 31, 2005, other income was approximately $2,263,000 compared to other expense of approximately $5,279,000 for the same period in 2004. Other income (expenses) consisted of interest expense, settlement expense and gain (loss) on warrant derivative liability. Interest expense increased to approximately $2,420,000 for the year ended December 31, 2005, as compared to approximately $1,952,000 for the same period in 2004, primarily due to a warrant re-pricing in October 2005. Settlement expense increased to approximately $760,000 for the year ended December 31, 2005, as compared to $0 for the same period in 2004, due to a settlement agreement liability the Company entered into in the beginning of 2006. Gain on warrant derivative increased to approximately $5,489,000 for the year ended December 31, 2005, as compared to a loss of approximately $3,327,000 for the same period in 2004, due to a change in warrant valuation.

We had a net loss of $1,060,000 or basic and diluted net loss per share of $0.01 for the year ended December 31, 2005 compared to a net loss of $9,013,000 or basic and diluted net loss per share of $0.05 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES


At December 31, 2005, we had a working capital deficit of $3,840,000 as compared with a working capital deficit of $6,223,000 at December 31, 2004.


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


We incurred a net loss of $1,060,000 during the year ended December 31, 2005 and had an accumulated deficit of $42,439,000. Our losses through December 2005 included interest expense, amortization of software licensing agreements and development costs and operational and promotional expenses.


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

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    CONTENTS

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

FINANCIAL STATEMENTS:
  Balance Sheets                                                        F-2
  Statements of Operations                                              F-3
  Statements of Stockholders' Equity (Deficit)                       F-4 - F-7
  Statements of Cash Flows                                           F-8 - F-9
  Notes to Financial Statements                                      F-10 - F-25

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations aggregating $42,439,000, and had a working capital deficit of $3,840,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1, 8 and 15, the accompanying financial statements as of December 31, 2005 and 2004 and for the years then ended have been restated.


Squar, Milner, Peterson, Miranda - Williamson, LLP
San Diego, California
March 31, 2006, except for the effects of the restatement discussed in Notes 1, 8 and 15, as to which the date is April 16, 2007.

                                  ONE VOICE TECHNOLOGIES, INC.
                                         BALANCE SHEETS
                                    DECEMBER 31, 2005 & 2004

                                             ASSETS

                                                                        2005            2004
                                                                    ------------    ------------
                                                                     (Restated)      (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    338,811         535,642
  Accounts receivable                                                     42,696           6,274
  Inventories                                                              5,254           9,724
  Prepaid expenses                                                        40,574          27,756
                                                                    ------------    ------------

          Total current assets                                           427,335         579,396

PROPERTY AND EQUIPMENT, net                                               84,703         177,949

OTHER ASSETS:
  Software development and licensing, net                                 40,552          78,700
  Trademarks, net                                                          5,517          13,310
  Patents, net                                                            94,200         118,569
  Deposits                                                                18,665           2,157
  Deferred debt issue costs                                               69,970          96,954
                                                                    ------------    ------------

          Total assets                                              $    740,942    $  1,067,035
                                                                    ============    ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $    128,630    $    162,625
  Accrued expenses                                                       147,305          72,887
  Security deposits                                                           --          12,522
  Settlement agreement liability                                         920,000              --
  License agreement liability                                            930,000       1,050,000
  Warrant derivative liability                                         2,032,299       4,941,415
  Embedded derivative liability                                          108,917         471,223
  Current portion of convertible debt, net                                    --          92,044
                                                                    ------------    ------------
         Total current liabilities                                     4,267,151       6,802,716

LONG-TERM DEBT:
  Long term portion of notes payable,                                    100,000         100,000
  Long term portion of convertible debt, net                             422,480          32,656
                                                                    ------------    ------------
         Total liabilities                                             4,789,631       6,935,372


STOCKHOLDERS' DEFICIT:
  Preferred stock; $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                               --              --
  Common stock; $.001 par value, 990,000,000 and 250,000,000
   Shares authorized at December 31, 2005 and 2004,
   respectively; 363,590,152 and 246,467,927 shares issued
   and outstanding at December 31, 2005 and 2004, respectively           363,590         246,468
  Additional paid-in capital                                          38,026,356      35,263,881
  Accumulated deficit                                                (42,438,635)    (41,378,686)
                                                                    ------------    ------------

          Total stockholders' deficit                                 (4,048,689)     (5,868,337)
                                                                    ------------    ------------

          Total liabilities and stockholders' deficit               $    740,942    $  1,067,035
                                                                    ============    ============


           The accompanying notes form an integral part of these financial statements.

                          ONE VOICE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                              Year ended       Year ended
                                             December 31,     December 31,
                                                 2005             2004
                                             -------------    -------------
                                              (Restated)       (Restated)
REVENUE                                      $     142,285    $       2,105

COST OF REVENUE                                     31,467            1,930
                                             -------------    -------------

GROSS PROFIT                                       110,818              175

GENERAL AND ADMINISTRATIVE EXPENSES              3,433,281        3,733,753
                                             -------------    -------------

NET LOSS FROM OPERATIONS                        (3,322,463)      (3,733,578)


OTHER INCOME (EXPENSES)
  Interest expense                              (2,419,514)      (1,952,291)
  Settlement expense, net                         (760,387)              --
  Gain (loss) on warrant derivative              5,488,823       (3,326,550)
  Other, net                                       (46,408)            (337)
                                             -------------    -------------
NET LOSS                                     $  (1,059,949)   $  (9,012,756)
                                             =============    =============

NET LOSS PER SHARE, basic and diluted        $        (.01)   $        (.05)
                                             =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  basic and diluted                            299,279,000      188,236,940
                                             =============    =============

  The accompanying notes form an integral part of these financial statements.

                                                ONE VOICE TECHNOLOGIES, INC.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common stock             Additional                        Total
                                              ----------------------------      paid-in      Accumulated     stockholders'
                                                 Shares          Amount         capital        deficit      equity (deficit)
                                              ------------    ------------    ------------   ------------   ----------------
Balance at December 31, 2003 (Restated)        107,130,615    $    107,131    $ 31,851,609   $(32,365,930)   $   (407,190)

Issuance of warrants in connection
  with debt financing                                                            1,281,550                      1,281,550

Beneficial conversion feature
  embedded in debt securities                                                      827,626                        827,626

Exercise of warrants for cash                   12,008,067          12,008       1,368,121                      1,380,129

Conversion of debt to
  equity - Alpha Capital                        25,720,939          25,721         587,172                        612,893

Conversion of debt to
  equity - Bristol Investments                   4,317,308           4,317          96,708                        101,025

Conversion of debt to
  equity - Ellis Enterprise                      5,229,575           5,230         165,230                        170,460

Conversion of debt to
  equity - Greenwich Funds                       2,541,700           2,542          99,889                        102,431

Conversion of debt to
  equity - Whalehaven Capital                    2,639,175           2,639         124,834                        127,473

Conversion of debt to
  equity - Whalehaven Fund                       2,009,448           2,009          84,787                         86,796

Conversion of debt to
  equity - Momona Capital                          375,994             376          14,777                         15,153

Conversion of debt to
  equity - Stonestreet Limited                   6,067,844           6,068         239,640                        245,708

Conversion of debt to
  equity - La Jolla Cove                        78,427,262          78,427          13,845                         92,272

Reclassification of warrants to
  current liabilities                                                           (1,281,550)                    (1,281,550)

Reclassification of embedded
  conversion feature to a liability                                               (210,357)                      (210,357)

Net loss for the year ended
  December 31, 2004                                                                            (9,012,756)     (9,012,756)
                                              ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2004 (Restated)        246,467,927         246,468      35,263,881    (41,378,686)     (5,868,337)



                                                ONE VOICE TECHNOLOGIES, INC.

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                     Common stock             Additional                        Total
                                              ----------------------------      paid-in      Accumulated     stockholders'
                                                 Shares          Amount         capital        deficit      equity (deficit)
                                              ------------    ------------    ------------   ------------   ----------------
Issuance of common stock in connection          17,000,000          17,000              --                         17,000
  with private placement

Issuance of warrants in connection
  with private placement                                                           489,400                        489,400

Issuance of warrants in connection
  with debt financing                                                            1,399,637                      1,399,637

Beneficial conversion feature
  embedded in debt securities                                                      600,363                        600,363

Exercise of warrants for cash                   31,552,521          31,553         617,658                        649,211

Expenses incurred in connection
  with warrant re-pricing                                                          271,898                        271,898

Conversion of debt to
  equity - Alpha Capital                        25,945,668          25,945         714,676                        740,621

Conversion of debt to
  equity - Momona Capital                        1,938,262           1,938          74,215                         76,153

Conversion of debt to
  equity - Ellis Enterprise                     11,522,589          11,523         257,446                        268,969

Conversion of debt to
  equity - Omega Capital                         3,488,833           3,489          61,511                         65,000

Conversion of debt to
  equity - Whalehaven Capital                    9,110,077           9,110         235,769                        244,879

Conversion of debt to
  equity - Whalehaven Fund                       1,026,466           1,026          40,032                         41,058

Conversion of debt to
  equity - Osher Capital                         1,714,932           1,715          43,631                         45,346

Conversion of debt to
  equity - Stonestreet Limited                  13,822,877          13,823         441,842                        455,665

Reclassification of warrants to
  current liabilities                                                           (2,160,935)                    (2,160,935)

Reclassification of embedded
  conversion feature to a liability                                               (324,668)                      (324,668)

Net loss for the year ended
  December 31, 2005                                                                            (1,059,949)     (1,059,949)
                                              ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2005 (Restated)        363,590,152    $    363,590    $ 38,026,356   $(42,438,635)   $ (4,048,689)
                                              ============    ============    ============   ============    ============


                         The accompanying notes form an integral part of these financial statements.

                                ONE VOICE TECHNOLOGIES, INC.

                                  STATEMENTS OF CASH FLOWS


                                                                Year ended      Year ended
                                                               December 31,    December 31,
                                                                   2005           2004
                                                               ------------    ------------
                                                                (Restated)      (Restated)
Cash flows from operating activities:
  Net loss                                                     $ (1,059,949)   $ (9,012,756)


 Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation and amortization                                 172,426         499,216
      Loss on disposal of assets                                     49,332              --
      Amortization of debt discount and debt issue costs          2,284,275       2,220,931
      Warrant re-pricing                                            271,898              --
      (Gain)loss on warrant derivative liability                 (5,070,081)      3,369,412
      (Gain) on derivative liability                               (418,742)        (42,862)

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:

      Accounts receivable                                           (36,422)        130,726
      Inventories                                                     4,470          (9,724)
      Prepaid expenses and other assets                            (157,844)       (191,021)
      Deposits                                                      (16,508)          7,769

  Increase (decrease) in liabilities:
      Accounts payable                                              (33,965)        (10,463)
      Accrued expenses                                               74,418          14,468
      Settlement agreement liability                                920,000              --
      License agreement liability                                  (120,000)        380,000
      Deposit                                                       (12,522)             --

                                                               ------------    ------------

          Net cash used in operating activities                  (3,149,214)     (2,644,304)
                                                               ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                (45,768)        (63,046)
  Software development costs                                             --         (22,080)
  Trademarks                                                           (528)             --
  Patents                                                           (11,906)        (65,718)
                                                               ------------    ------------

          Net cash used in investing activities                     (58,202)       (150,844)
                                                               ------------    ------------

                                        (Continued)

        The accompanying notes form an integral part of these financial statements.

                                  ONE VOICE TECHNOLOGIES, INC.

                              STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                   Year ended      Year ended
                                                                  December 31,    December 31,
                                                                      2005            2004
                                                                  ------------    ------------
                                                                   (Restated)      (Restated)
Cash flows from financing activities:
  Proceeds from issuance of common stock                               506,400              --
  Proceeds from convertible debt                                     2,000,000       2,109,000
  Proceeds from warrant exercise                                       649,210       1,369,044
  Payments for debt issue costs                                       (145,025)       (200,963)
                                                                  ------------    ------------

          Net cash provided by financing activities                  3,010,585       3,277,081
                                                                  ------------    ------------

Net increase (decrease) in cash                                       (196,831)        481,933
Cash and cash equivalents, beginning of year                           535,642          53,709
                                                                  ------------    ------------

Cash and cash equivalents, end of year                            $    338,811    $    535,642
                                                                  ============    ============

Supplemental disclosure of cash flow information:
  Interest paid                                                   $     74,727    $     74,621
                                                                  ============    ============
  Income taxes paid                                               $        800    $        800
                                                                  ============    ============

Supplemental disclosure of non-cash financing activities:

   Issuance of warrant derivative in connection
     with private placement and debt financing                    $  2,160,935    $  1,281,550
                                                                  ============    ============
   Beneficial conversion feature of debt                          $    275,695    $    827,626
                                                                  ============    ============
   Common Stock issued upon conversion of debt                    $  1,937,691    $  1,554,211
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

GOING CONCERN:


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $42,439,000 and used cash for operations of $ 3,149,000 during the year ended December 31, 2005. The Company also has a working capital deficit of $3,840,000 and a stockholders' deficit of $4,049,000 as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional equity or debt financing. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


RESTATEMENT OF FINANCIAL STATEMENTS


The Company has restated previously issued 2005 and 2004 financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for 2005 and 2004 have been restated to reflect the adjustments (see Note 15).

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

DEBT WITH BENEFICIAL CONVERSION FEATURE:


We account for convertible debt in accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5 and Issue 00-27. These pronouncements require the use of the intrinsic value method for recognition of the beneficial conversion feature included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument. Upon conversion of the debt, any unamortized beneficial conversion discount will be charged to expense.


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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No expense was recognized under APB 25. The Company's pro forma information is as follows:

                                                      December 31, 2005   December 31, 2004
                                                     ------------------  ------------------
                                                         (Restated)          (Restated)
     Net loss, as reported                               $(1,059,949)        $(9,012,756)
                                                         ------------        ------------
     Stock compensation calculated under SFAS 123        $    (1,000)        $   (51,500)
                                                         ------------        ------------
     Pro forma net loss                                  $(1,060,949)        $(9,013,756)
                                                         ------------        ------------

     Basic and diluted historical loss per share         $     (0.01)        $     (0.05)
                                                         ------------        ------------
     Pro forma basic and diluted loss per share          $     (0.01)        $     (0.05)
                                                         ------------        ------------


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
                                         ===========   ===========   ========

                          ONE VOICE TECHNOLOGIES, INC.

(15) RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated previously issued 2004 and 2005 financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. and was necessary to record derivative liabilities determined to be embedded within the debt agreements which are required to be bifurcated from the host agreements and accounted for separately.

The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage

The valuation conducted as of December 31, 2005 and December 31, 2004 determined the fair value of the derivative liability was $108,917 and $471,223 respectively and resulted in a non-cash gain of $418,742 and $42,863 respectively. The accompanying financial statements for 2005 and 2004 have been restated to reflect the corrections, as summarized below.

YEAR ENDED DECEMBER 31, 2004
----------------------------

The following is a summary of the restatements for the year ended December 31, 2004:

Increase / (decrease) in interest expense                             $ 302,651
Increase / (decrease) in gain on warrant and debt derivative             42,863
Increase / (decrease) in the fair value of debt derivative liability    471,223
Increase / (decrease) in the fair value of net convertible notes             --
Increase / (decrease) additional paid in capital                       (210,357)
Increase / (decrease) accumulated deficit                               260,866


The following is a summary of the restatements for the year ended December 31, 2004:


Total Increase of 2004 net loss                                        $ 260,866


The effect on the Company's previously issued December 31, 2004 financial statements are summarized as follows:

                                       Year ended                    Year ended
                                      December 31,                  December 31,
                                         2004                          2004

                                      Previously
                                       reported        Change        Restated
                                      -----------    -----------    -----------

        Balance Sheet
        -------------

Derivative liability                           --        471,223        471,223
                                      -----------    -----------    -----------
     Total current liabilities                 --        471,223        471,223

                                      -----------    -----------    -----------
         Total liabilities                     --        471,223        471,223
                                      ===========    ===========    ===========

Additional paid in capital             35,474,238       (210,357)    35,263,881
Accumulated deficit                   (41,117,820)      (260,866)   (41,378,686)
                                      -----------    -----------    -----------
         Total stockholders deficit    (5,643,582)      (471,223)    (6,114,805)
                                      ===========    ===========    ===========

   Statement of Operations
   -----------------------

Interest expense                       (1,649,641)      (302,651)    (1,952,292)
Gain on warrant and debt derivative    (3,369,412)        42,863     (3,326,549)
Other Income / (Expense)                      741         (1,078)          (337)
                                      -----------    -----------    -----------
         Net (loss)                    (5,018,312)      (260,866)    (5,279,178)
                                      ===========    ===========    ===========

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

(15) RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

YEAR ENDED DECEMBER 31, 2005
----------------------------

The following is a summary of the restatements for the year ended December 31, 2005:

Increase / (decrease) in interest expense                             $ (67,602)
Increase / (decrease) in gain on warrant and debt derivative            418,742
Increase / (decrease) in the fair value of debt derivative liability    108,917
Increase / (decrease) in the fair value of net convertible notes        200,630
Increase / (decrease) additional paid in capital                       (535,025)
Increase / (decrease) accumulated deficit                              (225,478)


The following is a summary of the restatements for the year ended December 31, 2005:

Total decrease of 2005 net loss                                       $ 486,334


The effect on the Company's previously issued December 31, 2005 financial statements are summarized as follows:

                                       Year ended                    Year ended
                                      December 31,                  December 31,
                                         2005                          2005

                                      Previously
                                       reported        Change        Restated
                                      -----------    -----------    -----------
         Balance Sheet
         -------------

Derivative liability                           --        108,917        108,917
                                      -----------    -----------    -----------
     Total current liabilities                 --        108,917        108,917

Convertible notes payable, net            221,850        200,630        422,480
                                      -----------    -----------    -----------
     Total long term liabilities          221,850        200,630        422,480

                                      -----------    -----------    -----------
         Total liabilities                221,850        309,547        531,397
                                      ===========    ===========    ===========

Additional paid in capital             38,561,381       (535,025)    38,026,356
Accumulated deficit                   (42,664,113)       225,478    (42,438,635)
                                      -----------    -----------    -----------
         Total stockholders deficit    (4,102,732)      (309,547)    (4,412,279)
                                      ===========    ===========    ===========

    Statement of Operations
    -----------------------

Interest expense                       (2,487,116)        67,602     (2,419,514)
Gain on warrant and debt derivative     5,070,081        418,742      5,488,823
Other Income / (Expense)                       --             --
                                      -----------    -----------    -----------
         Net (loss)                     2,582,965        486,344      3,069,309
                                      ===========    ===========    ===========

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

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on the Company's financial results or any restatements which have occurred. Inadequate segregation of duties consistent with control objectives (item (3)) was due to the fact that the Company did not have a sufficient number of personnel within the accounting department. Management believes that this did not have an effect on the most recent and updated financial statements filed by the company as the adjustments made to the financial statements were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient staff to remedy the segregation of duties problem, unless one of more of the additional staff members had sufficient technical accounting expertise, this would not have prevented the adjustments and restatement. Management believes that the weakness due to insufficient written policies and procedures (item (4)) did not have an effect on the most recent and updated financial statements filed by the company as the adjustments were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient written policies and procedures in place, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement. Further, we do not feel that improper controls and procedures over the period end process (item (6)) caused any material effects or misstatements to the financials filed, as these inefficiencies were more associated with timely closing, review and filing of financial statements. These issues were due primarily to the fact that the Company had an insufficient number of personnel within the accounting department and that it did not have written policies and procedur es to ensure that the financial statement closing and reporting processes were timely and effective. We believe that even if stronger controls had been in place related to the period end financial close and reporting processes, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement.

However, management believes that the lack of sufficient and knowledgeable personnel to maintain appropriate accounting and financial reporting organizational structure to support the activities of the Company (Item (1)), lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures (Item (2)), ineffective personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters (Item (5)), and inadequate procedures for appropriately identifying, assessing and applying accounting principles (Item (7)) resulted in the Company's determination to restate its financial statements for the years ended December 31, 2004 and 2003. Specifically, the material weaknesses specified in the preceding sentence resulted in management determining that the Company's previous accounting for its common stock purchase warrants issued from 2003 to 2004 did not comply with Emerging Issues Task Force 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. As a result, the Company determined that the fair value of the warrants should have been reclassified from additional paid in capital, to a current liability, and that the warrant fair value should have been marked to market as of the balance sheet date with the corresponding non-cash gain or loss reflected in the results of operations. This resulted in the Company restating its net loss for the fiscal year ended December 31, 2004 to $(9,013,000) compared to $(5,383,000) as previously reported, and a net loss for the fiscal year ended December 31, 2003 to $(5,839,000) compared to $(5,932,000) as previously reported. In addition, total liabilities for the fiscal year ended December 31, 2004 and 2003 was restated to $6,935,000 and $1,431,000 respectively, compared to $1,523,000 and $1,140,000, respectively, as previously reported. In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, the Company has re-evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the issuer's management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.


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



  DATE:  JULY 27, 2007      BY: /S/ DEAN WEBER
                                ------------------------------------------------
                                DEAN WEBER, PRESIDENT, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), INTERIM
                                CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD



In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

      SIGNATURE                   TITLE                             DATE



/S/ DEAN WEBER            PRESIDENT, CHIEF EXECUTIVE           JULY 27, 2007
---------------------     OFFICER (PRINCIPAL EXECUTIVE
DEAN WEBER                OFFICER), INTERIM CHIEF
                          FINANCIAL OFFICER (PRINCIPAL
                          ACCOUNTING AND FINANCIAL OFFICER)
                          AND CHAIRMAN OF THE BOARD



/S/ Rahoul Sharan         DIRECTOR                             JULY 27, 2007
---------------------
Rahoul Sharan



/S/ BRADLEY J. AMMON      DIRECTOR                             JULY 27, 2007
---------------------
BRADLEY J. AMMON