Form 10QSB/A
period 2006-03-31
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 27, 2007



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 3)

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

EXPLANATORY NOTE

One Voice Technologies, Inc. is filing this amended Quarterly Report on Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on May 22, 2006 to update the Controls and Procedures section with disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-12

Item 2.   Management's Discussion and Analysis or Plan of Operation      13

Item 3.   Controls and Procedures                                        16

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                              18


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    19

Item 3.   Defaults Upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits                                                       20

SIGNATURES                                                               21

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

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on the Company's financial results or any restatements which have occurred. Inadequate segregation of duties consistent with control objectives (item (3)) was due to the fact that the Company did not have a sufficient number of personnel within the accounting department. Management believes that this did not have an effect on the most recent and updated financial statements filed by the company as the adjustments made to the financial statements were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient staff to remedy the segregation of duties problem, unless one of more of the additional staff members had sufficient technical accounting expertise, this would not have prevented the adjustments and restatement. Management believes that the weakness due to insufficient written policies and procedures (item (4)) did not have an effect on the most recent and updated fi nancial statements filed by the company as the adjustments were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient written policies and procedures in place, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement. Further, we do not feel that improper controls and procedures over the period end process (item (6)) caused any material effects or misstatements to the financials filed, as these inefficiencies were more associated with timely closing, review and filing of financial statements. These issues were due primarily to the fact that the Company had an insufficient number of personnel within the accounting department and that it did not have written policies and procedures to ensure that the financial statement closing and reporting processes were timely and effective. We believe that even if stronger controls had been in place related to the period end financial close and reporting processes, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement.

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