Form 10QSB/A
period 2006-06-30
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

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

                                EXPLANATORY NOTE


One Voice Technologies, Inc. is filing this amended Quarterly Report on Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on August 21, 2006 to update the Controls and Procedures section with disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-13

Item 2.   Management's Discussion and Analysis or Plan of Operation      14

Item 3.   Controls and Procedures                                        17

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                              20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    21

Item 3.   Defaults Upon Senior Securities                                21

Item 4.   Submission of Matters to a Vote of Security Holders            21

Item 5.   Other Information                                              21

Item 6.   Exhibits                                                       21

SIGNATURES                                                               21

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


                              ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION


DATE: JULY 27, 2007             BY: /S/ DEAN WEBER
                                    --------------------------------------------
                                    DEAN WEBER, CHAIRMAN, PRESIDENT & CHIEF
                                    EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                    OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)