Form 10QSB/A
period 2006-09-30
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

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

                                EXPLANATORY NOTE

One Voice Technologies, Inc. is filing this amended Quarterly Report on Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on November 14, 2006 to update the Controls and Procedures section with disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                           F-1 - F-14

Item 2.   Management's Discussion and Analysis or Plan of Operation      3

Item 3.   Controls and Procedures                                        8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    10


Item 3.   Defaults Upon Senior Securities                                12

Item 4.   Submission of Matters to a Vote of Security Holders            12

Item 5.   Other Information                                              12

Item 6.   Exhibits                                                       12

SIGNATURES                                                               13

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

(5) WARRANT DERIVATIVE LIABILITY

         Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19") specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of September 30, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 128%, risk free interest rate of 4.62% and a remaining contractual life ranging from .9 years to
         3.5 years. The Company valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 100%, risk free interest rate of 4.35% and a remaining contractual life ranging from 0.30 years to 4.00 years. During the nine months ended September 30, 2006, warrants issued in connection with equity and debt financing agreements with an initial fair value of $998,331 were added to the warrant derivative liability. The valuation conducted as of September 30, 2006 resulted in a non-cash gain during the three months ended September 30, 2006 of $431,971 with a corresponding decrease in the warrant derivative liability. As of September 30, 2006 and December 31, 2005, the fair value of the warrant derivative liability was $2,377,857 and 2,032,299 respectively.

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