Form 10KSB/A
period 2006-12-31
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

One Voice Technologies, Inc. is filing this amended Annual Report on Form 10-KSB/A to amend the Annual Report on Form 10-KSB initially filed with the Securities and Exchange Commission on April 18, 2007 to update the Controls and Procedures section with (i) disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred and (ii) disclosure that the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was filed late.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

Part I
------
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              9
Item 3.  Legal Proceedings                                                   10
Item 4.  Submission of Matters to a Vote of Security Holders                 10


Part II
-------
Item 5.  Market for Common Equity and Related Stockholder Matters            11
Item 6.  Management's Discussion and Analysis or Plan of Operation           14
Item 7.  Financial Statements                                                25
Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          26
Item 8A. Controls and Procedures                                             27
Item 8B. Other Information                                                   29


Part III
--------
Item 9.  Directors, Executive Officers, Promoters, Control Persons and
           Corporate Governance; Compliance With Section 16(a) of
           the Exchange Act                                                  30
Item 10. Executive Compensation                                              33
Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   35
Item 12. Certain Relationship and Related Transactions, and Director
           Independence                                                      35
Item 13. Exhibits                                                            35
Item 14. Principal Accountant Fees and Services                              39

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

MEDIA CENTER COMMUNICATOR(TM)
-----------------------------

Media Center Communicator uses voice recognition to control Microsoft Windows Vista and XP Media Center Edition 2005. Features include:

         o        Simple to use voice commands with no voice training required
         o        High accuracy with a wide range of accents
         o        Ability to play MP3 or Apple iTunes music using voice commands
         o        PC-to-Phone calling using Skype to anywhere worldwide
         o Home automation for setting thermostats, lighting, security cameras and much more
         o        Read and send email
         o        View photos and photo slideshows
         o        Create custom voice macros to launch websites and applications
         o        Works with Windows Media Center DVD players (Sony and Niveus)

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

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Our current corporate entity commenced operations in 1999 and has a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as voice recognition software, media delivery systems and electronic commerce. To address the risks and uncertainties we face, we must:

     o Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues.
     o    Maintain and enhance our brand name.
     o Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products.
     o Successfully respond to competition, including emerging technologies and solutions.
     o Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

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

Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on the Company's financial results or any restatements which have occurred. Inadequate segregation of duties consistent with control objectives (item (3)) was due to the fact that the Company did not have a sufficient number of personnel within the accounting department. Management believes that this did not have an effect on the most recent and updated financial statements filed by the company as the adjustments made to the financial statements were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient staff to remedy the segregation of duties problem, unless one of more of the additional staff members had sufficient technical accounting expertise, this would not have prevented the adjustments and restatement. M anagement believes that the weakness due to insufficient written policies and procedures (item (4)) did not have an effect on the most recent and updated financial statements filed by the company as the adjustments were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient written policies and procedures in place, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement. Further, we do not feel that improper controls and procedures over the period end process (item (6)) caused any material effects or misstatements to the financials filed, as these inefficiencies were more associated with timely closing, review and filing of financial statements. These issues were due primarily to th e fact that the Company had an insufficient number of personnel within the accounting department and that it did not have written policies and procedures to ensure that the financial statement closing and reporting processes were timely and effective. We believe that even if stronger controls had been in place related to the period end financial close and reporting processes, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement.


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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o That a broker or dealer approves a person's account for transactions in penny stocks.
     o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o Obtain financial information and investment experience objectives of the person.
     o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o Sets forth the basis on which the broker or dealer made the suitability determination.
     o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

>From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING OPERATING ACTIVITIES IN THE YEAR 2006
-----------------------------------------------------------------

The non-cash related expenses of $2,357,000 were reflected in the year ended December 31, 2006 net loss of $4,418,000 and consisted of the following:

     o Compensation expense relating to the issuance of stock options of $272,000.
     o Issuance of common stock in exchange for services and debt of $311,000.
     o Amortization of embedded discount relating to convertible debt financing of $1,777,000.
     o Re-pricing of the warrant derivative liability relating to convertible debt financing of $231,000.

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

      o   FINANCING
          ---------

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

     o    CONVERSIONS
          -----------

          On January 17, 2007, Alpha Capital Anstalt converted approximately $135,000 of notes payable into approximately 21,429,000 shares of the Company's common stock at an average conversion price of $0.006.

     o    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

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

RISK FACTORS
------------


This section summarizes certain risks regarding our business and industry. The following information should be considered in conjunction with the other information included and incorporated by reference in this report on Form 10-KSB/A before purchasing shares of our stock.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre sentation. We believe that our audit provides a reasonable basis for our opinion.

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
                                                 =============   =============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   ONE VOICE TECHNOLOGIES INC.
                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                      COMMON STOCK          ADDITIONAL        ACCUMULATED     TOTAL STOCKHOLDERS'
                                                 SHARES          AMOUNT   PAID IN CAPITAL       DEFICIT            (DEFICIT)
                                                 ------          ------   ---------------       -------        ----------------
                                               (RESTATED)                    (RESTATED)        (RESTATED)         (RESTATED)

BALANCE AT DECEMBER 31, 2004 (RESTATED)       246,467,927      $ 246,468    $ 35,263,881     $ (41,378,686)     $ (5,868,337)

ISSUANCE OF COMMON STOCK IN CONNECTION
  with private placement                       17,000,000         17,000               -                 -            17,000

Issuance of warrants in connection
  with private placement                                                         489,400                             489,400

Issuance of warrants in connection
  with debt financing                                                          1,399,637                           1,399,637


Beneficial conversion feature                                                    275,695                             275,695


Exercise of warrants for cash                  31,552,521         31,553         617,658                             649,211

Expenses incurred in connection
  with warrant re-pricing                                                        271,898                             271,898

Conversion of debt to
  equity - Alpha Capital                       25,945,668         25,945         714,676                             740,621

Conversion of debt to
  equity - Momona Capital                       1,938,262          1,938          74,215                              76,153

Conversion of debt to
  equity - Ellis Enterprise                    11,522,589         11,523         257,446                             268,969

Conversion of debt to
  equity - Omega Capital                        3,488,833          3,489          61,511                              65,000

Conversion of debt to
  equity - Whalehaven Capital                   9,110,077          9,110         235,769                             244,879

Conversion of debt to
  equity - Whalehaven Fund                      1,026,466          1,026          40,032                              41,058

Conversion of debt to
  equity - Osher Capital                        1,714,932          1,715          43,631                              45,346

Conversion of debt to
  equity - Stonestreet Limited                 13,822,877         13,823         441,842                             455,665

Reclassification of warrants to
  current liabilities                                                         (2,160,935)                         (2,160,935)

Net loss for the year ended
  December 31, 2005                                                                             (1,059,949)       (1,059,949)
                                            ---------------------------------------------------------------------------------
Balance at December 31, 2005 (restated)       363,590,152      $ 363,590    $ 38,026,356     $ (42,438,635)     $ (4,048,689)
                                            =================================================================================


                         THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                                   ONE VOICE TECHNOLOGIES INC.
                                        STATEMENTS OF STOCKHOLDERS' (DEFICIT) (CONTINUED)


                                                      COMMON STOCK          ADDITIONAL        ACCUMULATED     TOTAL STOCKHOLDERS'
                                                 SHARES          AMOUNT   PAID IN CAPITAL       DEFICIT            (DEFICIT)
                                                 ------          ------   ---------------       -------        ----------------
                                               (RESTATED)                    (RESTATED)        (RESTATED)         (RESTATED)

Balance at December 31, 2005 (restated)       363,590,152      $ 363,590    $ 38,026,356     $ (42,438,635)     $ (4,048,689)

Issuance of common stock in connection
  with private placement                       20,000,000         20,000         355,500                             375,500

Exercise of warrants for cash                  20,550,000         20,550         279,650                             300,200

Expenses incurred in connection
  with stock option compensation                                                 239,059                             239,059

Expenses incurred in connection
  with securing financing agreements           20,000,000         20,000         212,000                             232,000

Conversion of debt to
  equity - Alpha Capital                       46,750,254         46,750         425,452                             472,202

Conversion of debt to
  equity - Momona Capital                      11,652,219         11,652          90,807                             102,459

Conversion of debt to
  equity - Ellis International Limited         17,381,205         17,381         160,062                             177,443

Conversion of debt to
  equity - Omega Capital                       14,425,710         14,426         122,822                             137,248

Conversion of debt to
  equity - Whalehaven Capital                  69,030,045         69,844         770,391                             840,235

Conversion of debt to
  equity - Osher Capital                        1,134,088          1,134          14,441                              15,575

Net loss for the year ended
  December 31, 2006                                                                             (4,418,844)       (4,418,844)
                                            ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006                  584,513,673      $ 585,327    $ 40,696,540     $ (46,857,479)     $ (5,575,612)
                                            =================================================================================


                         THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                           ONE VOICE TECHNOLOGIES INC.
                            Statements of Cash Flows


                                                      YEAR ENDED      YEAR ENDED
                                                      DECEMBER 31,    DECEMBER 31,
                                                          2006            2005
                                                      -----------     -----------
                                                                     (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(4,418,844)    $(1,059,949)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
    Depreciation and amortization                          123,236         172,426
    Loss on disposal of assets                                  --          49,332
    Amortization of debt discount and debt issue costs   1,783,252       2,284,275
    Warrant re-pricing                                          --         271,898
    (Gain) loss on debt derivative liability               (12,342)       (418,742)
    (Gain) loss on warrant derivative liability           (230,628)     (5,070,081)
    Share based compensation expense                       272,168              --

CHANGES IN CERTAIN ASSETS AND LIABILITIES

    Accounts receivable                                   (56,415)        (36,422)
    Inventories                                               413           4,470
    Prepaid expenses                                       11,789        (157,844)
    Deposits                                                   --         (16,508)
    Deferred rent                                          12,017              --
    Accounts payable                                      315,458         (33,965)
    Accrued expenses                                       92,287          74,418
    Settlement agreement liability                       (570,000)        920,000
    License agreement liability                                --        (120,000)
    Deposit                                                    --         (12,522)
                                                      -----------     -----------
       NET CASH USED IN OPERATING ACTIVITIES           (2,677,609)     (3,149,214)






                                     ONE VOICE TECHNOLOGIES INC.
                                      Statements of Cash Flows
                                             (Continued)


CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                    (130,641)         (45,768)
    Additions to trademark and patent costs                                (24,662)         (12,434)
                                                                       -----------      -----------
       NET CASH USED IN INVESTING ACTIVITIES                              (155,303)         (58,202)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible notes                                        1,984,000        2,000,000
    Issuance of common stock - private funding                             432,500          506,400
    Proceeds from warrant exercise                                         300,200          649,210
    Payment for debt issue cost                                           (428,014)        (145,025)
    Issuance of notes payable, long-term debt and capital leases           240,000               --
                                                                       -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,528,686        3,010,585
                                                                       -----------      -----------

Net (decrease) in cash                                                    (304,226)        (196,831)
Cash and cash equivalents, beginning of period                             338,811          535,642
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    34,585      $   338,811
                                                                       ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid                                                      $        --     $     74,727
                                                                       ===========      ===========

    Income taxes paid                                                  $       800      $      800
                                                                       ===========      ===========


    Issuance of warrant derivative in connection
      with private placement and debt financing, initial valuation     $   941,331      $ 2,160,935
                                                                       ===========      ===========

    Beneficial conversion feature of debt                              $        --      $   275,695
                                                                       ===========      ===========

    Common Stock issued upon conversion of debt                        $ 1.745,162      $ 1,937,691
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

                                                                2006
                                                         -----------------
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


                                                       F-27

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

     o    PRIVATE PLACEMENT
          -----------------

          During the years ended December 31, 2006 and 2005, several accredited investors purchased approximately 20,000,000 and 17,000,000 shares of restricted common stock for a total purchase price of approximately $376,000 and $506,000 respectively.

     o    WARRANT EXERCISE
          ----------------

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

The expected income tax provision, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                           2006            2005
                                                                        -----------    -----------

                Expected tax provision (benefit) at statutory rates     $(4,418,844)   $  (615,638)
                State taxes, net of Federal benefit                             528            528
                Meals & Entertainment                                        12,938          2,364
                Change in valuation allowance                             3,059,545      1,702,431
                Warrant derivative liability                               (209,861)    (2,019,636)
                Other derivative liability                                  (12,000)            --
                Stock based compensation                                    272,168             --
                Amortization of beneficial conversion feature             1,296,327        966,827
                Other permanent differences                                      --        (36,076)
                                                                        -----------    -----------

                                                        TOTALS          $       800    $       800
                                                                        ===========    ===========

The provision (benefit) for income taxes in 2006 and 2005 consist of the following:


                                                  DECEMBER 31,      DECEMBER 31,
                                                      2006              2005
                                                  ------------      ------------


                CURRENT:
                     Federal                      $         --      $         --
                     State                                 800               800
                                                  ------------      ------------

                              TOTALS                       800               800
                                                  ============      ============

                DEFERRED:
                     Federal                      $         --      $         --
                     State                                  --                --
                                                  ------------      ------------

                              TOTALS                        --                --
                                                  ------------      ------------

                              TOTALS              $         --      $         --
                                                  ============      ============


Significant components of the Company's deferred tax asset and liabilities as of December 31, 2006 and 2005 are shown below:

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                   2006             2005
                                                                                ------------    ------------

                DEFERRED TAX ASSETS:
                   Accrued vacation                                             $     24,700    $     32,113

                   Deferred rent                                                       5,167              --
                   Net operating loss                                             15,223,175      14,865,631
                   Other                                                                  --          34,362
                                                                                ------------    ------------

                                            TOTALS                               $ 15,253,042    $ 14,932,106
                                                                                 ------------    ------------

                DEFERRED TAX LIABILITIES:
                   Deferred state taxes                                          $         --    $   (981,673)
                   Fixed assets                                                      (311,383)        (16,188)
                                                                                 ------------    ------------

                                            TOTALS                               $   (311,383)   $   (997,861)


                                            Deferred tax asset (liability)       $ 14,941,659    $ 13,934,245
                                            Valuation allowance                   (14,941,659)    (13,934,245)
                                                                                 ------------    ------------

                                            NET DEFERRED TAX ASSET (LIABILITY)   $         --    $         --
                                                                                 ============    ============

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


         The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2006:


                      TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                      -----------------                               -----------------

                                   WEIGHTED                               WEIGHTED
                                   AVERAGE                                 AVERAGE
                                   EXERCISE                               EXERCISE
  PRICE RANGE      # OF SHARES      PRICE        LIFE      # OF SHARES       PRICE       LIFE
---------------    -----------    ----------   -------     -----------    ----------    -------
$6.08 - $ 12.80       270,000        $7.170       3.9         270,000        $7.170        3.9
$0.32 - $2.00         839,000        $0.911       4.3         839,000        $0.911        4.3
$0.016 - $0.19     56,950,000        $0.017      7.77      19,390,972        $0.020       7.77
---------------    -----------    ----------   -------     -----------    ----------    -------
TOTAL              58,059,000        $0.063      7.70      20,499,972        $0.132       7.58
===============    ===========    ==========   =======     ===========    ==========    =======

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

                                           2006
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         109%
Average risk-free interest rate            4.74%
Expected life (in years)                3.9 to 9.7

The Company issued 225,000 stock options to employees for compensation during 2005 at an average price of $.04.

During the year ended December 31, 2006:

      o $239,059 of employee compensation cost has been charged against income.

      o $33,109 of director and consultant compensation cost has been charged against income.

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
                                                           ===========

      A summary of option activity relating to employee, director and contractor compensation as of December 31, 2006, and changes during the year then ended is presented below:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             2006
                                                  ---------------------------------------------------------
                                                                    Weighted
                                                                     Average                      Average
  Options relating to employee, consultants                         Exercise                     Intrinsic
          and director compensation                  Shares          Price         Life            Value
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

      A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of December 31, 2006, and changes during the year then ended is presented below:

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                                         2006
                                            -----------------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                        GRANT-DATE
    CONSULTANTS AND DIRECTOR COMPENSATION        SHARES           FAIR VALUE
  ----------------------------------------  -----------------    -------------

Outstanding at beginning of year                     200,694     $       1.47
Options granted                                   38,129,520            0.016
Options exercised                                          0              N/A
Options terminated                                (1,062,500)           0.016

                                            -----------------    -------------
NON VESTED AT END OF YEAR                         37,267,714     $     0.0132
                                            =================    =============

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


18.  WARRANTS

At December 31, 2006, the Company had warrants outstanding that allow the holders to purchase up to 339,979,838 shares of common stock.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2006 and 2005 are as follows:

                                                          December 31,                            December 31,
                                                             2006                                    2005
                                               ---------------------------------        --------------------------------

                                                                     Weighted                                Weighted
                                                                     average                                  average
                                                                     Exercise                                Exercise
                                                    Number            price                 Number             price
                                               ----------------    -------------        ---------------     ------------
Outstanding at beginning of year                   215,373,361           $ 0.10             79,429,673           $ 0.10
Warrants granted                                   146,917,090             0.05            169,062,610             0.05
Warrants exercised                                 (20,550,000)            0.02            (31,552,522)            0.02
Warrants terminated                                 (1,760,613)             N/A             (1,566,400)             N/A

                                               ----------------                         ---------------
Warrants outstanding at end of year                339,979,838           $ 0.05            215,373,361           $ 0.05
                                               ================    =============        ===============     ============

Warrants exercisable at end of year                339,979,838           $ 0.05            181,373,361           $ 0.05
                                               ================    =============        ===============     ============

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

                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

YEAR ENDED DECEMBER 31, 2004
----------------------------


The following is a summary of the restatements for the year ended December 31, 2004 that are reflected in the beginning balances of the financial statements for the year ended December 31, 2005. The Company intends to file an amended Form 10-KSB/A for the year ended December 31, 2005 that will incorporate the restated financial statements as of and for the year ended December 31, 2004:


Increase /  (decrease) in interest expense                            $ 302,651
Increase / (decrease) in gain on warrant and debt derivative             42,863
Increase / (decrease) in the fair value of debt derivative liability    471,223
Increase / (decrease) in the fair value of net convertible notes             --
Increase / (decrease) additional paid in capital                       (210,357)
Increase / (decrease) accumulated deficit                               260,866


The following is a summary of the restatements for the year ended December 31, 2004:


Total Increase of 2004 net loss                                        $ 260,866


The effect on the Company's previously issued December 31, 2004 financial statements are summarized as follows:

                                       Year ended                    Year ended
                                      December 31,                  December 31,
                                         2004                          2004

                                      Previously
                                       reported        Change        Restated
                                      -----------    -----------    -----------

        Balance Sheet
        -------------

Derivative liability                           --        471,223        471,223
                                      -----------    -----------    -----------
     Total current liabilities                 --        471,223        471,223

Convertible notes payable, net            124,700             --        124,700
                                      -----------    -----------    -----------
     Total long term liabilities          124,700             --        124,700

                                      -----------    -----------    -----------
         Total liabilities                124,700        471,223        595,923
                                      ===========    ===========    ===========

Additional paid in capital             35,474,238       (210,357)    35,263,881
Accumulated deficit                   (41,117,820)      (260,866)   (41,378,686)

                                      -----------    -----------    -----------
         Total stockholders equity     (5,643,582)      (471,223)    (6,114,805)
                                      ===========    ===========    ===========

   Statement of Operations
   -----------------------

Interest expense                       (1,649,641)      (302,651)    (1,952,292)
Gain on warrant and debt derivative    (3,369,412)        42,863     (3,326,549)
Other Income / (Expense)                       --         (1,078)        (1,078)

                                      -----------    -----------    -----------
         Net Income / (loss)           (5,019,053)      (260,866)    (5,279,919)
                                      ===========    ===========    ===========

                          ONE VOICE TECHNOLOGIES INC.

                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

YEAR ENDED DECEMBER 31, 2005
----------------------------

The following is a summary of the restatements for the year ended December 31, 2005:

Increase /  (decrease)in interest expense                             $ (67,602)
Increase / (decrease) in gain on warrant and debt derivative            418,742
Increase / (decrease) in the fair value of debt derivative liability    108,917
Increase / (decrease) in the fair value of net convertible notes        200,630
Increase / (decrease) additional paid in capital                       (535,025)
Increase / (decrease) accumulated deficit                              (225,478)


The following is a summary of the restatements for the year ended December 31, 2005:

Total decrease of 2005 net loss                                       $ 225,478


The effect on the Company's previously issued December 31, 2005 financial statements are summarized as follows:

                                       Year ended                    Year ended
                                      December 31,                  December 31,
                                         2005                          2005

                                      Previously
                                       reported        Change        Restated
                                      -----------    -----------    -----------
         Balance Sheet
         -------------

Derivative liability                           --        108,917        108,917
                                      -----------    -----------    -----------
     Total current liabilities                 --        108,917        108,917

Convertible notes payable, net            221,850        200,630        422,480
                                      -----------    -----------    -----------
     Total long term liabilities          221,850        200,630        422,480

                                      -----------    -----------    -----------
         Total liabilities                221,850        309,547        531,397
                                      ===========    ===========    ===========

Additional paid in capital             38,561,381       (535,025)    38,026,356
Accumulated deficit                   (42,664,113)       225,478    (42,438,635)

                                      -----------    -----------    -----------
         Total stockholders equity     (4,102,732)      (309,547)    (4,412,279)
                                      ===========    ===========    ===========
                                                                    -----------
    Statement of Operations
    -----------------------

Interest expense                       (2,487,116)        67,602     (2,419,514)
Gain on warrant and debt derivative     5,070,081        418,742      5,488,823
Other Income / (Expense)                       --             --

                                      -----------    -----------    -----------
         Net Income / (loss)            2,582,965        486,344      3,069,309
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




                          ONE VOICE TECHNOLOGIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
     -----------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
2006 (UNAUDITED):

Increase / (decrease) in interest expense                              $     (176,543)
Increase / (decrease) in gain on warrant and debt derivative                       --
Increase / (decrease) in the fair value of debt derivative liability          178,305
Increase / (decrease) in the fair value of net convertible notes              308,015
Increase / (decrease) additional paid in capital                             (888,341)
Increase / (decrease) accumulated deficit                                    (402,021)


THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
2006 (UNAUDITED):

Total decrease of 2006 net loss                                        $      176,543

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED JUNE 30, 2006 FINANCIAL STATEMENTS
ARE SUMMARIZED AS FOLLOWS:

                                                         PREVIOUSLY
                                                          REPORTED                  CHANGE                     RESTATED
                                                          --------                  ------                     --------
                                                         (unaudited)                                          (unaudited)
                BALANCE SHEET
                -------------

Derivative liability                                                    -                 178,305                      178,305
                                                     ---------------------    --------------------       ----------------------
  TOTAL CURRENT LIABILITIES                                             -                 178,305                      178,305

Convertible Note Discount                                         420,666                 308,015                      728,681
                                                     ---------------------    --------------------       ----------------------
  TOTAL LONG TERM LIABILITIES                                     420,666                 308,015                      728,681

                                                     ---------------------    --------------------       ----------------------
    TOTAL LIABILITIES                                             420,666                 486,320                      906,986
                                                     =====================    ====================       ======================

Additional paid in capital                                     40,650,563                (888,341)                  39,762,222
Accumulated deficit                                           (45,573,090)                402,021                  (45,171,069)

                                                     ---------------------    --------------------       ----------------------
    TOTAL STOCKHOLDERS EQUITY                                  (4,922,527)               (486,320)                  (5,408,847)
                                                     =====================    ====================       ======================

      STATEMENT OF OPERATIONS - THREE MONTHS
      --------------------------------------

Interest expense                                                 (221,742)                 27,583                     (194,159)
Gain on warrant and debt derivative                             4,098,311                       -                    4,098,311
Other Income / (Expense)                                                -                       -                            -

                                                     ---------------------    --------------------       ----------------------
    NET INCOME / (LOSS)                                         3,876,569                  27,583                    3,904,152
                                                     =====================    ====================       ======================

      STATEMENT OF OPERATIONS - SIX MONTHS
      ------------------------------------

Interest expense                                               (1,115,047)                176,543                     (938,504)
Gain on warrant and debt derivative                               220,802                       -                      220,802
Other Income / (Expense)                                                -                       -                            -

                                                     ---------------------    --------------------       ----------------------
    NET INCOME / (LOSS)                                          (894,245)                176,543                     (717,702)
                                                     =====================    ====================       ======================






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

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 30, 2006 FINANCIAL STATEMENTS
ARE SUMMARIZED AS FOLLOWS:

                                                         PREVIOUSLY
                                                          REPORTED                  CHANGE                     RESTATED
                                                          --------                  ------                     --------
                                                         (unaudited)                                          (unaudited)
                BALANCE SHEET
                -------------

Derivative liability                                                    -                 244,034                      244,034
                                                     ---------------------    --------------------       ----------------------
  TOTAL CURRENT LIABILITIES                                             -                 244,034                      244,034

Convertible Note Discount                                         678,524                 339,535                    1,017,877
                                                     ---------------------    --------------------       ----------------------
  TOTAL LONG TERM LIABILITIES                                     678,524                 339,535                    1,017,877

                                                     ---------------------    --------------------       ----------------------
    TOTAL LIABILITIES                                             678,524                 583,387                     1,261,911
                                                     =====================    ====================       ======================

Additional paid in capital                                     41,389,124              (1,131,918)                  40,257,206
Accumulated deficit                                           (46,337,229)                548,531                  (45,788,698)

                                                     ---------------------    --------------------       ----------------------
    TOTAL STOCKHOLDERS EQUITY                                  (4,948,105)               (583,387)                  (5,531,492)
                                                     =====================    ====================       ======================

      STATEMENT OF OPERATIONS - THREE MONTHS
      --------------------------------------

Interest expense                                                 (518,549)                 146,510                    (372,039)
Gain on warrant and debt derivative                               431,971                       -                       431,971
Other Income / (Expense)                                                -                       -                            -

                                                     ---------------------    --------------------       ----------------------
    NET INCOME / (LOSS)                                           (86,578)                 146,510                       59,932
                                                     =====================    ====================       ======================

      STATEMENT OF OPERATIONS - NINE MONTHS
      ------------------------------------

Interest expense                                               (1,633,596)                323,053                   (1,310,543)
Gain on warrant and debt derivative                               652,773                       -                      652,773
Other Income / (Expense)                                                -                       -                            -

                                                     ---------------------    --------------------       ----------------------
         Net Income / (loss)                                     (980,823)                323,053                     (657,770)
                                                     =====================    ====================       ======================
                                     F-42

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

     o    CONVERSIONS
          -----------

          On January 17, 2007, Alpha Capital Anstalt converted approximately $135,000 of notes payable into approximately 21,429,000 shares of the Company's common stock at an average conversion price of $0.006.

     o    RESTRICTED COMMON STOCK GRANTED IN EXCHANGE FOR SERVICES RENDERED
          -----------------------------------------------------------------

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

     o    LEGAL PROCEEDINGS
          -----------------

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

     o    LICENSE AGREEMENT LIABILITY
          ---------------------------

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

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. Furthermore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective since our annual report on Form 10-KSB for the year ended December 31, 2006, was filed late. We are in the process of determining how filing delays may be avoided in the future. Our deficiencies with regards to our ability to detect inappropriate application of US GAAP rules was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or annual financial statements will not be prevented or detected."

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

The Audit Committee, based on the review and discussions above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

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

    SIGNATURE                            TITLE                         DATE


/s/ Dean Weber             President, Chief Executive Officer     JULY 27, 2007
---------------------      (Principal Executive Officer),
                           interim Chief Financial Officer
                           (Principal accounting and financial
                           officer) and Chairman of the Board


/s/ Rahoul Sharan          Director                               JULY 27, 2007
---------------------
Rahoul Sharan


/s/ Bradley J. Ammon       Director                               JULY 27, 2007
---------------------
Bradley J. Ammon