Form 10QSB/A
period 2007-03-31
ONE VOICE TECHNOLOGIES INC
filed 2007-07-27
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                EXPLANATORY NOTE


One Voice Technologies, Inc. is filing this amended Quarterly Report on Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on May 15, 2007 to update the Controls and Procedures section with (i) disclosure as to why certain material weaknesses identified by our former auditor did not have effect on our financial results or any restatements that occurred and (ii) disclosure that the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was filed late.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19.  RESTATEMENT OF FINANCIAL STATEMENTS
     -----------------------------------


The Company has restated previously issued 10-QSB/A for period ended March 31, 2006 and the consolidated financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for the period ended March 31, 2006 have been restated to reflect the corrections. Accumulated deficit at March 31, 2006 was decreased by $374,438 as a result of adjustments related to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously either in part or as a whole, were unrecorded liabilities in 2006.


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

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------


The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our disclosure controls and procedures were not effective detect the inappropriate application of US GAAP rules as more fully described below. Furthermore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective since our annual report on Form 10-KSB for the year ended December 31, 2006, was filed late. We are in the process of determining how filing delays may be avoided in the future. Our deficiencies with regards to our ability to detect inappropriate application of US GAAP rules was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or annual financial statements will not be prevented or detected."


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


Management believes that the material weaknesses set forth in items (3), (4) and
(6) above did not have an affect on the Company's financial results or any restatements which have occurred. Inadequate segregation of duties consistent with control objectives (item (3)) was due to the fact that the Company did not have a sufficient number of personnel within the accounting department. Management believes that this did not have an effect on the most recent and updated financial statements filed by the company as the adjustments made to the financial statements were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient staff to remedy the segregation of duties problem, unless one of more of the additional staff members had sufficient technical accounting expertise, this would not have prevented the adjustments and restatement. Management believes that the weakness due to insufficient written policies and procedures (item (4)) did not have an effect on the most recent and updated f inancial statements filed by the company as the adjustments were related to the application of technical accounting guidance and resulted primarily from the lack of accounting department staff with sufficient technical accounting expertise and experience. We believe that even if there had been sufficient written policies and procedures in place, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement. Further, we do not feel that improper controls and procedures over the period end process (item (6)) caused any material effects or misstatements to the financials filed, as these inefficiencies were more associated with timely closing, review and filing of financial statements. These issues were due primarily to the fact that the Company had an insufficient number of personnel within the accounting department and that it did not have written policies and procedures t o ensure that the financial statement closing and reporting processes were timely and effective. We believe that even if stronger controls had been in place related to the period end financial close and reporting processes, the problem related to the lack of accounting staff members with sufficient technical accounting expertise would not have been resolved and this would not have prevented the adjustments and restatement.

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