Form 10QSB
period 2007-06-30
ONE VOICE TECHNOLOGIES INC
filed 2007-08-20
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                4250 Executive Square, Ste 770, La Jolla CA 92037
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

As of August 10, 2007 the registrant had 646,575,476 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            F-1 - F-34

Item 2.   Management's Discussion and Analysis or Plan of Operation         3-19

Item 3.   Controls and Procedures                                          20-23

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.   Defaults Upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            26

SIGNATURES                                                                    27

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of June 30, 2007 and December 31, 2006            F-2
     Statements of Operations for three and six months
      ended June 30, 2007 and 2006                                       F-3
     Statements of Cash Flows for the six months ended
      June 30, 2007 and 2006                                           F-4 - F-5
     Notes to Financial Statements                                    F-6 - F-34

                               ONE VOICE TECHNOLOGIES INC.
                                      BALANCE SHEETS
                                       (UNAUDITED)


                                                             JUNE 30,      DECEMBER 31,
                                                              2007             2006
                                                           ------------     ------------
                                     ASSETS

                                 CURRENT ASSETS:

Cash and cash equivalents                                  $     34,393     $     34,585
Accounts Receivable                                              69,130           99,111
Inventories                                                       4,661            4,841
Prepaid expenses                                                 14,985           28,785
                                                           ------------     ------------
     TOTAL CURRENT ASSETS                                       123,169          167,322

PROPERTY AND EQUIPMENT, NET                                     162,220          164,389

Software development & licensing, net                             4,495           12,618
Trademarks, net                                                   2,375            2,452
Patents, net                                                     61,869           77,580
Deposits                                                         18,665           18,665
Deferred debt issue costs                                       182,614          344,835
                                                           ------------     ------------
     TOTAL ASSETS                                          $    555,407     $    787,861
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                              CURRENT LIABILITIES:

Accounts payable                                           $    414,338     $    444,088
Accrued expenses                                                387,472          239,593
Settlement agreement liability                                  350,000          350,000
License agreement liability                                   1,049,000          930,000
Debt derivative liability                                       302,133          256,495
Warrant derivative liability                                  7,116,409        2,808,308
Revolving line of credit                                        803,917          240,000
                                                           ------------     ------------
     TOTAL CURRENT LIABILITIES                               10,423,269        5,268,484
                                                           ------------     ------------

                   LONG TERM LIABILITIES:

Note payable                                                    100,000          100,000
Convertible notes payable, net                                1,090,108          982,972
Deferred rent                                                    14,990           12,017
                                                           ------------     ------------
     TOTAL LIABILITIES                                       11,628,367        6,363,473
                                                           ------------     ------------

                  STOCKHOLDER'S DEFICIT:

Preferred stock; $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock; $.001 par value, 1,290,000,000 shares
  authorized, 640,075,476 and 584,513,637 shares
  issued and outstanding at June 30, 2007 and
  December 31, 2006, respectively                               648,995          585,327
Additional paid-in capital                                   41,299,058       40,696,540
Accumulated deficit                                         (53,021,013)     (46,857,479)
                                                           ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                            (11,072,960)      (5,575,612)
                                                           ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    555,407     $    787,861
                                                           ============     ============



                 SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.




                                           ONE VOICE TECHNOLOGIES INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,         JUNE 30,         JUNE 30,          JUNE 30,
                                                    2007             2006             2007              2006
                                                -------------    -------------    -------------    -------------
                                                                   (RESTATED)                        (RESTATED)

Net Revenue                                     $     152,146    $     109,851    $     362,539    $     171,149
Cost of goods sold                                     94,999           16,552          194,220           37,061
                                                -------------    -------------    -------------    -------------
     GROSS PROFIT                                      57,147           93,299          168,319          134,088

                                                -------------    -------------    -------------    -------------
General and administrative expenses                   708,483          962,475        1,340,088        1,953,450

                                                -------------    -------------    -------------    -------------
     NET LOSS FROM OPERATIONS                        (651,336)        (869,176)      (1,171,769)      (1,819,362)

OTHER INCOME / (EXPENSE)

Interest expense                                     (219,341)        (194,159)        (489,963)        (938,504)
Settlement expense, net                                    --         (100,000)              --         (200,500)
Gain / (loss) on warrant and debt derivatives       1,507,678        4,098,311       (4,353,739)         220,802
Other income (expense)                               (147,310)             247         (147,263)           5,930

                                                -------------    -------------    -------------    -------------
     TOTAL OTHER INCOME / (EXPENSE)                 1,141,027        3,804,399       (4,990,965)        (912,272)

                                                -------------    -------------    -------------    -------------
        NET INCOME / (LOSS) BEFORE INCOME TAX         489,691        2,935,223       (6,162,734)      (2,731,634)

Income tax expense                                         --               --             (800)            (800)

                                                -------------    -------------    -------------    -------------
NET INCOME / (LOSS)                             $     489,691    $   2,935,223    $  (6,163,534)   $  (2,732,434)
                                                =============    =============    =============    =============

BASIC INCOME /(LOSS) PER SHARE                  $        0.01    $        0.01    $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         624,850,000      471,037,000      602,817,000      440,249,000
                                                =============    =============    =============    =============


                         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.



                                   ONE VOICE TECHNOLOGIES INC.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                             JUNE 30,       JUNE 30,
                                                              2007            2006
                                                           -----------    -----------
                                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net loss                                               $(6,163,534)   $(2,732,434)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
----------------------------
    Depreciation and amortization                               45,869         62,896
    Amortization of debt issue costs                           162,221         69,978
    Amortization of debt discount                              242,136        788,735
    Decrease in convertible note discount                           --       (529,627)
    (Gain) loss on debt derivative liability                    45,638         69,388
    (Gain) loss on warrant derivative liability              4,308,101        287,980
    Common stock issued in exchange for services               147,200        320,500
    Share based compensation expense                            73,566        194,636
    Issuance of common stock interest conversion                 8,903             --
    Cashless warrant exercise                                  169,277             --
    (Gain) on sale of equipment                                (21,940)            --


CHANGES IN CERTAIN ASSETS AND LIABILITIES
-----------------------------------------

    Accounts receivable                                         29,981        (28,201)
    Inventories                                                    180         (6,284)
    Prepaid expenses                                            13,800         (4,756)
    Accounts payable                                           (29,750)       196,997
    Accrued expenses                                           147,879         99,661
    Deferred rent                                                2,973          6,721
    Settlement agreement liability                                  --       (420,000)

                                                           -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES                  (817,500)    (1,623,810)


CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
    Purchase of property and equipment                         (22,849)       (15,811)
    Proceeds from sale of property & equipment                  25,000             --
    Purchase of intangible assets                                   --        (18,014)

                                                           -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                     2,151        (33,825)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Issuance of common stock - private funding                      --         52,000
    Shares to be issued related to private placement                --         60,000
    License agreement liability                                119,000             --
    Warrant exercise                                           132,240        300,200
    Proceeds from convertible notes                                 --      1,024,000
    Payment for debt issue cost to secure financing                 --        (85,000)
    Proceeds from revolving credit line                        563,917             --

                                                           -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               815,157      1,351,200


Net increase  (decrease) in cash                                  (192)      (306,435)
Cash and cash equivalents, beginning of period                  34,585        338,811

                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    34,393    $    32,376
                                                           ===========    ===========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
    Interest paid                                          $        --    $    10,000
                                                           ===========    ===========

    Income taxes paid                                      $       800    $       800
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------
    Issuance of warrant derivative in connection
      with private placement and debt financing,
      initial valuation                                    $        --    $   514,198
                                                           ===========    ===========

    Common Stock issued upon conversion of debt
      and interest                                         $   135,000    $ 1,028,650
                                                           ===========    ===========

    Common stock issued in connection with reduction
      of settlement liability and services rendered        $   147,200    $   320,500
                                                           ===========    ===========


        SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.



                                       F-5

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

ITEM 1a. DESCRIPTION OF BUSINESS
--------------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $53,021,013 and used cash from operations of $ 817,500 during the six month period ended June 30, 2007. The Company also has a working capital deficit of $10,300,100 of which $7,418,542 represents a non-cash warrant and debt derivative liabilities. The

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

Company also has a stockholders' deficit of $11,073,000 as of June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of June 30, 2007, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

COMMON STOCK PURCHASE WARRANTS AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------

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

For the six months ended June 30, 2007 and the year ended December 31, 2006, the estimated the estimated fair value of the Company's deferred debt issue cost were $182,614 and $344,835 respectively.

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

The net income / (loss) per common share for the three and six months ended June 30, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

Potentially dilutive securities for the three and six months ending June 30, 2007 and 2006 are:

POTENTIALLY DILUTIVE SECURITIES:
Convertible debentures                              67,767,442      110,345,663
Options                                             55,459,000       59,121,500
Warrants                                           311,605,032      251,795,472
                                                 -------------    -------------

TOTAL ANTI-DILUTIVE SHARES                         434,831,474      421,262,635
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

During the six months ended June 30, 2007 and 2006, the Company recorded $74,000 and $195,000 respectively in non-cash charges for stock based compensation.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the six months ended June 30, 2007 and 2006, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

SEGMENT
-------

The Company operates in a single business segment that includes the design and development of its products.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.

This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


3. PREPAID EXPENSES
   ----------------

                                               SIX MONTHS ENDED      YEAR ENDED
                                                   JUNE 30,         DECEMBER 31,
                                                     2007              2006
                                                 ------------       ------------

Rents                                                   8,600                 --
Business and health insurance                           5,050             24,000
Legal fees                                                 --              4,000
Other                                                   1,335                785
                                                 ------------       ------------
         TOTAL                                   $     14,985       $     28,785

4. PROPERTY AND EQUIPMENT
   ----------------------


                                             SIX MONTHS ENDED       YEAR ENDED
                                                 JUNE 30,          DECEMBER 31,
                                                   2007                2006
                                               -------------      -------------
Computer equipment                             $     719,567      $     703,099
Website development                                   38,524             38,524
Equipment                                              1,562              1,562
Furniture and fixtures                                    --             46,431
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,216            113,836
                                               -------------      -------------
                   TOTAL                             885,234            908,816

                                               -------------      -------------
Less accumulated depreciation                       (723,014)          (744,427)

                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $     162,220      $     164,389
                                               =============      =============

Depreciation expense totaled $22,000 and $26,000 for the six months ended June 30, 2007 and 2006, respectively.

On June 30, 2007 the Company relocated to a new office space. The new office is located at 4250 Executive Square Ste. 770 La Jolla, CA 92037. The relocation cost was approximately $1,500. Rent expense decreased by approximately $9,500 per month due to the relocation. The new lease is an amendment of the prior lease, the term of the new lease is July 1, 2007 thru December 31, 2010.


5. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements. These costs are amortized over the term of the debt agreement using the straight line method. There were no costs incurred during the six months ended June 30, 2007. A balance of $183,000 remains as of June 30, 2007.

6. ACCRUED EXPENSES
   ----------------

                                    SIX MONTHS ENDED        YEAR ENDED
                                        JUNE 30,            DECEMBER 31,
                                          2007                   2006
                                  --------------------  --------------------

Accrued salaries                   $           46,696    $           10,976
Accrued vacation                               84,787                57,441
Accrued interest                              193,058               118,842
Accrued audit fees                             55,104                50,000
Marketing                                       5,827                 2,334
Licensing                                       2,000                    --
                                  --------------------  --------------------
        TOTAL                      $          387,472    $          239,593
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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


7. SETTLEMENT AGREEMENT LIABILITY (CONTINUED)
   ------------------------------------------

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

Accordingly, $350,000 is accrued as a settlement liability along with accrued interest of $46,703 as of June 30, 2007.

Currently the Company is in the negotiation process of settling this dispute. Most likely the settlement will be in the form of both cash and equity.

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

During the period of January 1, 2007 thru June 30, 2007 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-Interest bearing note payable to Philips Speech Processing.

On July 1, 2007 and continuing thereafter, a minimum Software License fee of $17,500 is to be paid to Philips Speech Processing on a monthly basis.

As of June 30, 2007 the note payable balance due Philips Speech Processing was $1,049,000.

9. DEBT DERIVATIVE LIABILITY
   -------------------------

During the year ended December 31, 2006 the Company entered into convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The Company did not enter into any convertible debt financing agreements during 2007. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of June 30, 2007 the Company incurred a net non-cash loss of $45,638 for the six months with a corresponding increase in the debt derivative liability.

The valuation at June 30, 2007 and the year ended December 31, 2006 resulted in the fair value of the debt derivative liability being $302,133 and $256,495 respectively.

10. WARRANT DERIVATIVE LIABILITY
    ----------------------------

During the six months ended June 30, 2006, the Company issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. There were no warrants issued during the period ended June 30, 2007. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of June 30, 2007 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 112%, risk free interest rate of 4.74% and a remaining contractual life ranging from .38 years to 3.17 years.

As a result of the valuation conducted, the Company incurred a net non-cash loss of $4,308,101 for the six months period with a corresponding increase in the warrant derivative liability.

The valuation conducted as of June 30, 2006 resulted in a non-cash gain of $220,802 with a corresponding decrease in the warrant derivative liability.

The valuation at June 30, 2007 and the year ended December 31, 2006 the resulted in the fair value of the warrant derivative liability being $7,116,409 and $2,808,308 respectively.

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

The original Revolving Credit Note agreement has been amended three times during the six months ended June 30, 2007. The amendments increased the maximum borrowing by the Company to an amount of $840,000. On the second amendment in May 2007, the principal and interest payment terms by the Company to the lender changed. The original note payment terms were that all outstanding principal and interest was to be paid in cash by the Company upon maturity of the note.

On May 2, 2007, the Company amended the revolving line of credit. The amendment provided for the conversion of the balance into common shares of stock of the Company. At May 2, 2007, the total debt balance was $716,297, which based on the conversion rate of the lower of $0.015 or 80% of the lowest 3 days, gave a conversion rate of $0.016. Given the $0.03 stock price at that date, the Company recorded a derivative liability of $121,563 at issuance. As of June 30, 2007, the derivative value decreased to $97,375, so the Company recognized an other expense item of $24,188 to reflect the difference. In valuing the derivative liability, the company used the computed volatility of 112%, the bond discount rate of 4.74%, as well as the closing and conversion prices at each measurement date. All other original terms and conditions of the original note are still in full force and effect.

During the period of January 1, 2007 thru June 30, 2007 the investors elected to convert $8,902 in accrued interest related to the credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of June 30, 2007 these shares have not been issued.

During the Period of January 1, 2007 thru June 30, 2007 the Company borrowed $620,000 against the revolving note. During the same period the Company paid $56,083 against the outstanding balance for a total net borrowing of $803,917 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2007 the outstanding principal amount owed to the Investors is $803,917. Interest accrued on the outstanding principal is $14,642 as of June 30, 2007.


12. NOTE PAYABLE
    ------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. At June 30, 2007 and December 31, 2006 the principal balance on the note payable was $100,000 respectively. Accrued interest as of June 30, 2007 is $31,167.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

        During the six months ended June 30, 2007 the Company did not enter into any convertible debt financing agreements.

        During the six months ended June 30, 2007 and 2006, $135,000 and $1,028,650 of notes payable and accrued interest was converted into approximately 21,429,000 and 74,410,000 shares of the Company's common stock at an average conversion price of $ 0.0063 and$0.014 per share.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


The following as a summary of outstanding convertible debt financing agreements as of June 30, 2007:

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
                                                                 ===============    ===============    ===============


                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


                           ONE VOICE TECHNOLOGIES INC.
                 CONVERTIBLE DEBT FINANCING SUMMARY (CONTINUED)
                 ----------------------------------------------
A SUMMARY OF CONVERTIBLE DEBT AT JUNE 30, 2007 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------

STONESTREET LIMITED
PARTNERSHIP                             DECEMBER 23, 2007        $       10,000     $        (1,711)   $         8,289
                                                                 ---------------    ---------------    ---------------

ALPHA CAPITAL
AKTIENGESELLSCHAFT                         MARCH 17, 2008                250,000            (64,102)           185,898
                                                                 ---------------    ---------------    ---------------

ALPHA CAPITAL
AKTIENGESELLSCHAFT                            MAY 5, 2008                108,000             (3,093)           104,907
                                                                 ---------------    ---------------    ---------------

WHALEHAVEN CAPITAL
FUND LIMITED                                  MAY 5, 2008                108,000             (3,093)           104,907
                                                                 ---------------    ---------------    ---------------

ALPHA CAPITAL
AKTIENGESELLSCHAFT                           JULY 6, 2008                105,500            (30,977)            74,523
                                                                 ---------------    ---------------    ---------------

BRISTOL INVESTMENT FUND
LTD                                          JULY 6, 2008                250,000            (77,441)           172,559
                                                                 ---------------    ---------------    ---------------

CENTURION MICROCAP
L.P                        .                 JULY 6, 2008                100,000            (30,977)            69,023
                                                                 ---------------    ---------------    ---------------

WHALEHAVEN CAPITAL
FUND LIMITED                                 JULY 6, 2008                105,500            (30,977)            74,523
                                                                 ---------------    ---------------    ---------------

ALPHA CAPITAL
AKTIENGESELLSCHAFT                        AUGUST 29, 2008                105,000            (30,371)            74,629
                                                                 ---------------    ---------------    ---------------

ELLIS INTERNATIONAL
LIMITED                                   AUGUST 29, 2008                150,000            (45,556)           104,444
                                                                 ---------------    ---------------    ---------------

OSHER CAPITAL                             AUGUST 29, 2008                 60,000            (18,222)            41,778
                                                                 ---------------    ---------------    ---------------

WHALEHAVEN CAPITAL
FUND LIMITED                              AUGUST 29, 2008                105,000            (30,372)            74,628
                                                                 ---------------    ---------------    ---------------

TOTAL LONG TERM CONVERTIBLE
DEBT JUNE 30, 2007                                               $     1,457,000    $      (366,892)   $     1,090,108
                                                                 ===============    ===============    ===============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK
    ------------

     o    CONVERTIBLE DEBT CONVERSION
          ---------------------------

          During the six months ended June 30, 2007, Alpha Capital Akteingesellschaft converted approximately $135,000 of notes payable and accrued interest into approximately 21,428,571 shares of the Company's common stock at an average conversion price of $0.0063.

          During the six months ended June 30, 2006, Alpha Capital Akteingesellschaft converted approximately $291,000 of notes payable and accrued interest into approximately 21,196,000 shares of the Company's common stock at an average conversion price of $0.014. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200.

          During the six months ended June 30, 2006, Whalehaven Fund, Limited converted approximately $583,000 of notes payable and accrued interest into approximately 41,030,000 shares of the Company's common stock at an average conversion price of $0.014.

          During the six months ended June 30, 2006, Ellis International Ltd. converted approximately $101,000 of notes payable and accrued interest into approximately 8,035,000 shares of the Company's common stock at an average conversion price of $0.013. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000.

          During the six months ended June 30, 2006, Omega Capital Small Cap Fund converted approximately $27,000 of notes payable and accrued interest into approximately 2,167,000 shares of the Company's common stock at an average conversion price of $0.013.

          During the six months ended June 30, 2006, Osher Capital Inc. converted approximately $16,000 of notes payable and accrued interest into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.014.

          During the six months ended June 30, 2006, Momona Capital Corp. converted approximately $10,000 of notes payable and accrued interest into approximately 847,000 shares of the Company's common stock at an average conversion price of $0.012.

          Private placement

          During the six months ended June 30, 2007 the Company did not engage in any private placement activity.

          During the six months ended June 30, 2006, an accredited investor purchased an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

     o    WARRANT EXERCISE
          ----------------
          During the six months ended June 30, 2007 a total of 20,578,616 warrants were exercised at an average price of $0.0064. As a result the Company received cash proceeds of $132,240.

          During the six months ended June 30, 2006 a total of 20,550,000 warrants were exercised at an average price of $0.015. As a result the Company received cash proceeds of $300,200.

          ISSUANCE OF WARRANTS ON A CASHLESS BASIS

          From time to time warrants can be exercised on a cashless basis if certain conditions exist. If warrants are held for a certain period of time and there is no effective registration statement for these warrants, the holder of these warrants may exercise them on a cashless basis. The result is the Company issuing restricted shares pursuant to rule 144 or 144K. The number of shares issued are discounted according the subscription agreement formula. EX: The Company issues 1,250,000 restricted shares and the holder forfeits 1,500,000 shares.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK (CONTINUED)
    ------------------------

          During the six months ended June 30, 2007 approximately 6,470,621 warrants were issued on a cashless basis and 7,796,190 warrants were forfeited.

     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES
          ------------------------------------------------

          During the six months ended June 30, 2007 the Company issued approximately 7,100,000 shares of its restricted common stock having a market value of $147,200 in exchange for services rendered.

          During the six months ended June 30, 2006 the Company issued approximately 13,000,000 shares of its restricted common stock having a market value of $320,500 in exchange for a settlement of debt.

     o    SHARES TO BE ISSUED IN EXCHANGE FOR INTEREST OWED
          ------------------------------------------------

          During the period of January 1, 2007 thru June 30, 2007 the investors elected to convert $8,902 in accrued interest related to the revolving credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of June 30, 2007 these shares have not been issued.


15. OTHER INCOME (EXPENSE)
    ----------------------

For the six months ended June 30, 2007 and 2006, other expense was ($4,990,965) and ($912,272) respectively.

                        OTHER INCOME / (EXPENSE) SUMMARY

                                                          SIX MONTHS ENDED
                                                     JUNE 30,         JUNE 30,
                                                       2007             2006
                                                    -----------     -----------
Interest expense                                    $  (489,963)    $  (938,504)

Settlement expense                                           --        (200,500)

Gain / (loss) on warrant and debt derivative         (4,353,739)        220,802

Other income / (expense)                               (147,263)          5,930

                                                    -----------     -----------
                     TOTAL                          $(4,990,965)    $  (912,272)


Other income (expense) consisted of interest expense, settlement expense, gain
(loss) on warrant and debt derivative liability and other income (expense), details below.


INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY
                            ------------------------

                                                 SIX MONTHS ENDED
                                            JUNE 30,         JUNE 30,
                                              2007              2006
                                         ---------------  ---------------

Debt issue cost                           $     162,222    $      69,333
Discount amortization                           242,134          788,735
Accrued interest                                 82,206           80,436
Other / penalties                                 3,401               --
                                         ---------------  ---------------
       TOTAL                              $     489,963    $     938,504

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE) (CONTINUED)
    ----------------------------------

For six months ended June 30, 2007 and 2006, interest expense was $489,963 compared to $938,504 respectively.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the six months ended June 30, 2007 and 2006, interest expense related to debt issue costs was $162,222 compared to $69,333, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended June 30, 2007, and 2006, interest expense related to the amortization of discount was $242,134 compared to $788,735, respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable was paid in cash during the six months ended June 30, 2007 and 2006.

For the six months ended June 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $82,206 compared to $80,436, respectively.

4. Other / misc. for the six months ended June 30, 2007 and 2006, was $3,401 compared to $0, respectively.

SETTLEMENT EXPENSE
------------------

For the six months ended June 30, 2007 and 2006, settlement expense was $0 compared to $200,500 respectively. The decrease in period 2007 over 2006 is attributable to a one time settlement for the exchange of services. Payment was in the form of the Companys restricted common stock.

GAIN / (LOSS) ON WARRANT AND DEBT DERIVATIVES
---------------------------------------------

For the six months ended June 30, 2007 and 2006, losses recorded on warrant derivatives and debt derivatives was ($4,353,739) compared to gain of $220,802 respectively. See Note 9 in the accompanying notes to the financial statements.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

OTHER INCOME (EXPENSE)
----------------------

For the six months ended June 30, 2007 and 2006, other / net was a loss of ($147,263) compared to a gain of $5,930 respectively. The increase in loss of $153,000 over year 2006 is due warrants being issued pursuant to a cashless exercise during the six months ended June 30, 2007. Refer to F-19 for details.

16. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of June 30, 2007:



                  2007                           51,634
                  2008                          106,276
                  2009                          109,618
                  2010                          112,960
                                             ----------
                                             $  380,488
                                             ==========

Rent expense, net of sublease income, amounted to $110,479 and $108,895 for the six months ended June 30, 2007 and 2006 respectively.

On July 1, 2007 the Company entered into a new lease agreement with the same property management company. The new office space is approximately 2,333 square feet of usable area. The savings is expected to be approximately $315,162 throughout the term of the lease. Leasehold improvements for the build out are expected to be completed by the end of July 2007. The new lease is an amendment to the prior lease, the term of the new lease is July 1, 2007 thru December 31, 2010.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

No stock options were granted to employees during the six months period ended June 30, 2007. A total of 2,600,000 options were terminated during the period ended June 30, 2007.

The total intrinsic value of options relating to employee and director compensation exercised during the year ended for the period ended June 30, 2007 and year ended 2006, respectively, was $0.

The total intrinsic value of vested options relating to employee and director compensation during the period ended June 30, 2007 and 2006, is $599,922 and $0 respectively, this consists of 37,495,111 vested options at an average exercise price of $0.089 per share. The increase of $599,922 from the prior period is due to the Company's closing stock price at June 29, 2007 of $0.03 per share compared to $0.0128 per share at December 29, 2006 (see footnote 17.a for details).

For the periods ended June 30, 2007 and 2006, there was approximately $73,566 and $194,636 of total compensation expense recorded by the Company related to share-based compensation.

The weighted average grant date fair value of options relating to employee and director compensation granted during 2006 was $455,696.

As of June 30, 2007, there was approximately $96,585 of total unrecognized compensation cost related to non-vested share-based compensation arrangements with employees. Of this amount, $32,479 is expected to be recognized throughout 2008.

As of June 30, 2007, there was approximately $14,190 of total unrecognized compensation cost related to non-vested share-based compensation arrangements with directors and contractors. Of this amount, $4,730 is expected to be recognized throughout 2008.

The Companys closing stock price reported by NASDAQ listed under symbol ONEV at June 29, 2007 was $0.03 per share.

See footnote 17 a. for a description of the Company's share-based Compensation plan.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of June 30, 2007.

                                   SIX MONTHS ENDED
                                      JUNE 30, 2007


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
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the period ending June 30, 2007 and 2006, respectively:

                                                                              SIX MONTHS ENDED

                                                              JUNE 30,                                 JUNE 30,
                                                                2007                                      2006
                                               ----------------------------------------  ----------------------------------------

                                                                         WEIGHTED                                  WEIGHTED
                                                                         AVERAGE                                   AVERAGE
                                                                         EXERCISE                                  EXERCISE
                                                     NUMBER               PRICE                NUMBER               PRICE
                                               ------------------  --------------------  ------------------  --------------------
Outstanding at beginning of year                      58,059,000          $       0.06           1,921,500          $    1.47
Options granted                                                0                   N/A          57,200,000              0.016
Options exercised                                              0                   N/A                   0                N/A
Options terminated                                    (2,600,000)                0.016                  --                N/A
                                                ----------------                          ----------------
OPTIONS OUTSTANDING AT END OF 2ND QUARTER             55,459,000                 0.065          59,121,500               0.06
                                                ----------------                          ----------------
OPTIONS EXERCISABLE AT END OF 2ND QUARTER             37,495,111          $      0.089          20,841,639          $   0.086


The following table summarizes the number of options authorized by the plan and available for distribution as of June 30, 2007 and 2006, respectively.

                                                   PERIOD ENDING   PERIOD ENDING
                                                   JUNE 30, 2007  JUNE 30, 2006
                                                     NUMBER OF       NUMBER OF
                                                       SHARES         SHARES
                                                    -----------     -----------
Beginning options available for grant                 4,941,000      61,078,500
Add: Additional options authorized                           --              --
Less: Options granted                                        --     (57,200,000)
Add: Options terminated                               2,600,000              --
                                                    -----------     -----------
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION             7,541,000       3,878,500

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of June 30, 2007 and 2006, respectively:

                                           FOR THE PERIOD ENDED JUNE 30, 2007


                          TOTAL OUTSTANDING                                   TOTAL EXERCISABLE
                          -----------------                                   -----------------

                                       WEIGHTED                                             WEIGHTED
                                       AVERAGE                                              AVERAGE
                                       EXERCISE                                             EXERCISE
  PRICE RANGE        # OF SHARES         PRICE            LIFE           # OF SHARES          PRICE            LIFE
----------------   ---------------   -------------   --------------    ---------------    -------------   --------------
$6.08 - $ 12.80           270,000    $       7.170             3.19            270,000            7.170             3.19
$0.32 - $2.00             839,000            0.911             4.03            839,000            0.911             4.03
$0.016 - $0.19         54,350,000            0.017             8.54         36,386,111            0.018             8.52
                   ---------------   -------------   --------------    ---------------    -------------   --------------
TOTAL                  55,459,000    $       0.065             8.44         37,495,111    $       0.089             8.38



                                                 FOR THE PERIOD ENDED JUNE 30, 2006

                               TOTAL OUTSTANDING                         TOTAL EXERCISABLE

                                   WEIGHTED                                  WEIGHTED
                                   AVERAGE                                   AVERAGE
                                   EXERCISE                                  EXERCISE
   PRICE RANGE      # OF SHARES     PRICE           LIFE      # OF SHARES     PRICE         LIFE
   -----------      -----------   ----------    ----------    ----------    ----------    ----------
$6.08 - $ 12.80        270,000    $    7.170       4.19          270,000    $    7.170       4.19

$0.32 - $2.00          876,500         0.912       5.03          876,500         0.912       5.03

$0.016 - $0.19      57,975,000         0.017       9.53       19,695,139         0.018       9.47
                   -----------    ----------    ----------    ----------    ----------    ----------
TOTAL               59,121,500    $    0.063       9.72       20,841,639    $    0.086       9.66

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity relating to employee, director and contractor compensation as of June 30, 2007, and the intrinsic value related to the options:

                                                                           SIX MONTHS ENDED
                                                                                June 30,
                                                                                  2007
                                            ----------------------------------------------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE                                 AVERAGE
 OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                           EXERCISE                               INTRINSIC
         AND DIRECTOR COMPENSATION                SHARES              PRICE                 LIFE              VALUE
         -------------------------          ------------------   -----------------       ----------         ---------
Outstanding at beginning of year                   58,059,000      $    0.060                8.44           $ 928,944
Options granted                                             0             N/A                 N/A                   0
Options exercised                                           0             N/A                 N/A                   0
Options terminated                                 (2,600,000)           0.02                 N/A             (41,600)
                                            -----------------    ----------------                           ---------
OPTIONS OUTSTANDING AT END OF 2ND QUARTER          55,459,000           0.065                8.44             887,344

                                            -----------------    ----------------                           ---------
OPTIONS EXERCISABLE AT END OF 2ND QUARTER          37,495,111      $    0.089                8.38           $ 599,922

A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of December 31, 2006, and changes during the period ended June 30, 2007 is presented below:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                            2007
                                                            ------------------------------------

                                                                                   WEIGHTED
                                                                                   AVERAGE
  NON VESTEDOPTIONS RELATING TO EMPLOYEE,                                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION                          SHARES          FAIR VALUE
   -------------------------------------                    -----------------  -----------------
Outstanding at beginning of year                                  58,059,000        $      0.06
Options granted                                                            0                N/A
Options exercised                                                          0                N/A
Options vested                                                   (37,495,111)             0.089
Options terminated                                                (2,600,000)             0.016
                                                            -----------------  -----------------
NON VESTED AT END OF 2ND QUARTER                                  17,963,889        $     0.016


In addition to the assumptions in the above tables, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                           2007
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                3.19 to 8.54

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17 a.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
---------------------------------------------------------------

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows SFAS No. 123 as of December 31, 2006, the Company has 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and
(iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options, warrants and stock directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


18. WARRANTS
    --------

At June 30, 2007, the Company had warrants outstanding that allow the holders to purchase up to 311,605,032 shares of common stock.

At June 30, 2007, the weighted average remaining contractual life of the warrants was approximately 30 months.

The number and weighted average exercise prices of the warrants for the period ended June 30, 2007 and 2006 are as follows:


                                                                SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                         2007                          2006
                                             ---------------------------   --------------------------
                                                              WEIGHTED                      WEIGHTED
                                                              AVERAGE                       AVERAGE
                                                              EXERCISE                      EXERCISE
                                                NUMBER         PRICE          NUMBER         PRICE
                                             ------------    -----------   ------------    ----------
Outstanding at beginning of year              339,979,838    $      0.02    215,373,361    $    0.10
Warrants granted                                        0            N/A     56,972,111         0.05
Warrants exercised                            (28,374,806)          0.00    (20,550,000)        0.015
Warrants terminated                                     0            N/A              0          N/A

                                             ------------    -----------   ------------    ----------
WARRANTS OUTSTANDING AT END OF 2ND QUARTER    311,605,032    $      0.02    251,795,472    $    0.05
                                             ============    ===========   ============    ==========

WARRANTS EXERCISABLE AT END OF 2ND QUARTER    311,605,032    $      0.02    251,795,472    $    0.05
                                             ============    ===========   ============    ==========


During the six months ended June 30, 2007 a total of 28,374,806 warrants were exercised at an average price of $0.0047. As a result the Company received cash proceeds of $132,240

As an incentive to exercise warrants early, the Company reduced the exercise price to $0.016 Per share for Series A and B warrants on March 23, 2006. As a result, the Company raised approximately $300,200 during the period ended June 30, 2006 in connection with the re-pricing and subsequent sales of warrants to the investors.

During the six months ended June 30, 2007 and 2006, the Company issued zero and 56,972,111 warrants to Stockholders, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

The Company has restated previously issued 10-QSB for period ended March 31, 2006 and June 30, 2006 and the consolidated financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for the period ended March 31, 2006 and June 30, 2006 have been restated to reflect the corrections. Accumulated as of June 30, 2006 was decreased by $402,021 as a result of adjustments related to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously either in part or as a whole, were unrecorded liabilities during the six months ended June 30, 2006.

THREE MONTHS ENDED MARCH 31, 2006

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED):

Increase / (decrease) in interest expense                             $(148,960)
Increase / (decrease) in gain on warrant and debt derivative                 --
Increase / (decrease) in the fair value of debt derivative liability    156,350
Increase / (decrease) in the fair value of net convertible notes        247,039
Increase / (decrease) additional paid in capital                       (777,827)
Increase / (decrease) accumulated deficit                              (374,438)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED):

Total decrease of 2006 net loss                                  $     148,960

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED MARCH 31, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                                      PREVIOUSLY
                                                       REPORTED         CHANGE          RESTATED
                                                     -------------    -----------    -------------
                                                      (unaudited)                     (unaudited)
                BALANCE SHEET
                -------------
Derivative liability                                            -        156,350          156,350
                                                     -------------    -----------    -------------
  TOTAL CURRENT LIABILITIES                                     -        156,350          156,350

Convertible notes payable, net                             90,605        247,039          337,644
                                                     -------------    -----------    -------------
  TOTAL LONG TERM LIABILITIES                              90,605        247,039          337,644

                                                     -------------    -----------    -------------
    TOTAL LIABILITIES                                      90,605        403,389          493,994
                                                     =============    ===========    =============

Additional paid in capital                             40,369,813       (777,827)      39,591,986
Accumulated deficit                                   (48,480,731)       374,438      (48,106,293)

                                                     -------------    -----------    -------------
    TOTAL STOCKHOLDERS EQUITY                          (8,110,918)      (403,389)      (8,514,307)
                                                     =============    ===========    =============

            STATEMENT OF OPERATIONS
            -----------------------

Interest expense                                         (893,305)       148,960         (744,345)
Loss on warrant and debt derivative                    (3,877,509)             -       (3,877,509)
Other Income / (Expense)                                        -              -                -

                                                     -------------    -----------    -------------
    NET INCOME / (LOSS)                                (4,770,814)       148,960       (4,621,854)
                                                     =============    ===========    =============




                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


19. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    -----------------------------------------------

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
2006 (UNAUDITED):

Increase /  (decrease) in interest expense                             $(176,543)
Increase / (Decrease) in derivative expense                                   --
Increase / (decrease) in the fair value of debt derivative liability     178,305
Increase / (decrease) in the fair value of net convertible notes         308,015
Increase / (decrease) additional paid in capital                        (888,341)
Increase / (decrease) accumulated deficit                               (402,021)
                                                                       ---------

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
2006 (UNAUDITED):


Total decrease of 2006 net loss                                        $ 176,543


THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED JUNE 30, 2006 FINANCIAL STATEMENTS
ARE SUMMARIZED AS FOLLOWS:


                                                          PREVIOUSLY
                                                           REPORTED        CHANGE         RESTATED
                                                          -----------    -----------    -----------
                                                          (unaudited)                   (unaudited)
                              BALANCE SHEET

Derivative liability                                               --        178,305        178,305
                                                          -----------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                     --        178,305        178,305

Convertible Note Discount                                     420,666        308,015        728,681
                                                          -----------    -----------    -----------
     TOTAL LONG TERM LIABILITIES                              420,666        308,015        728,681

                                                          -----------    -----------    -----------
         TOTAL LIABILITIES                                    420,666        486,320        906,986
                                                          ===========    ===========    ===========

Additional paid in capital                                 40,650,563       (888,341)    39,762,222
Accumulated deficit                                       (45,573,090)       402,021    (45,171,069)

                                                          -----------    -----------    -----------
         TOTAL STOCKHOLDERS EQUITY                         (4,922,527)      (486,320)    (5,408,847)
                                                          ===========    ===========    ===========

                 STATEMENT OF OPERATIONS - THREE MONTHS

Interest Income / (Expense)                                  (221,742)        27,583       (194,159)
Gain / (Loss)  derivative's                                 4,098,311             --      4,098,311
Other Income / (Expense)                                           --             --             --

                                                          -----------    -----------    -----------
         NET INCOME / (LOSS)                                3,876,569         27,583      3,904,152
                                                          ===========    ===========    ===========

                  STATEMENT OF OPERATIONS - SIX MONTHS

Interest Income / (Expense)                                (1,115,047)       176,543       (938,504)
Gain / (Loss)  derivative's                                   220,802             --        220,802
Other Income / (Expense)                                           --             --             --

                                                          -----------    -----------    -----------
         NET INCOME / (LOSS)                                 (894,245)       176,543       (717,702)
                                                          ===========    ===========    ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

20. SUBSEQUENT EVENTS
    -----------------

     o    REVOLVNG CREDIT NOTE FINANCING

          On August 2, 2007 the original revolving credit note of $640,000 dated December 21, 2006 was amended to a maximum borrowing amount of $1,030,000. On August 2 2007, the Company received an advance of $95,000. The advance is to be used for expenses that relate to normal monthly operating expenses incurred by the Company. The note balance is $922,955 at August 10 2007, which includes principal and interest.

     o    CONVERTBLE DEBT CONVERSIONS

          On July 11, 2007, an accredited investor converted $90,000 of convertible debt into 6,000,000 shares of the Company's restricted common stock.

     o    WARRANT EXERCISE

          On July 3, 2007, pursuant to a cashless exercise, the company issued a total of 500,000 restricted common stock purchase warrants to an accredited investor. The shares were issued at a price of $.008 per share. A total of 633,429 Common stock purchase warrants were forfeited due to the cashless discount feature.

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

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, Alltel Wireless, Inland Cellular, Nex-Tec Wireless, Rural Independent Networks and several additional telecom service providers throughout the United States.

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

In June 2007 the Company entered into a hosting services agreement with India based Mantec Consultants Pvt. Ltd. ("Mantec") in which Mantec will act on an exclusive basis as a local sales and technology agent for the Company in the India market. Both Mantec and One Voice are in the final stages of service approval by the carrier Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. The MobileVoice service has been tested and approved by MTNL and both One Voice and Mantec are awaiting final contract signing by MTNL. As a contract stipulation, MTNL requires to sign with an India based company; therefore One Voice has entered into a hosting services agreement with Mantec to provide these services to MTNL. One Voice has been working with Mantec since 2006 on sales opportunities in India and MTNL is a potential customer from this joint effort.

The Company recently signed an agreement to deploy MobileVoice services with Mohave Wireless. This service is anticipated to be launched to Mohave Wireless subscribers sometime in August or September, 2007.

The Company recently signed a deployment contract with TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, on June 18, 2007 as a TELNOR branded service called IRIS. The IRIS marketing campaign also began in June 2007. The MobileVoice (IRIS) service has tested and performed very well as anticipated, with full launch to TELNOR subscribers scheduled to begin the week of August 27, 2007. We are in discussions with TELMEX for a national rollout throughout Mexico for the MobileVoice (IRIS) service and anticipate this to happen in Q3, 2007. We are currently bidding on additional contracts within TELMEX for other services to be offered by TELMEX to their subscribers. At this time, we do not know if these additional contracts will ever come to any material fruition.

PC SECTOR
---------

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 and Microsoft Windows Vista to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice.

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

The Company recently launched is Media Center Communicator product designed for Microsoft Windows Vista operating system. Additionally, the Company recently signed distribution agreements with Navarre Corporation and Ingram Micro as software distributors for Media Center Communicator.

On August 15, 2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project.

In summary, since the beginning of 2006 and continuing throughout 2007, the Company has deployed services with telecom carriers and began recognizing recurring a revenue stream. Management believes the Company's transition into the revenue recognition phase is very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers. For the six months ended June 30, 2007 and 2006, the Company has experienced revenue growth of $192,000 or 112% respectively.

The management team remains committed to generating short and long term revenues significant enough to fund daily operations, expand the intellectual property portfolio and development of cutting edge solutions and applications for the emerging speech recognition market sector which should build shareholder value.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended June 30, 2007 and 2006.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                          THREE MONTHS ENDED     FAV/ (UN FAV)   PERCENTAGE
                                        JUNE 30,     JUNE 30,        CHANGE        CHANGE
                                         2007          2006
                                      -----------   -----------   -----------    ----------
                                                    (RESTATED)
Net Revenue                           $   152,000   $   110,000   $    42,000           38%
Cost of goods sold                         95,000        17,000       (78,000)        -459%

                                      -----------   -----------   -----------    ----------
     GROSS PROFIT                          57,000        93,000       (36,000)         -39%

General and administrative expenses       708,000       962,000       254,000           26%
Other income (expense)                  1,141,000     3,804,000    (2,663,000)         -70%

                                      -----------   -----------   -----------    ----------
     NET INCOME BEFORE INCOME TAX         490,000     2,935,000    (2,445,000)         -83%

Income tax expense                             --            --            --            0%

                                      -----------   -----------   -----------    ----------
Net income                            $   490,000   $ 2,935,000   $(2,445,000)         -83%
                                      ===========   ===========   ===========    ==========

REVENUES
--------

Net revenues totaled $152,000 and $110,000 for the three months ended June 30, 2007 and 2006, respectively. Increased revenues of $42,000 38% between the two periods was attributable to 3 new MobileVoice customers.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended June 30, 2007 and 2006 totaled $95,000 and $17,000, respectively. The increase in cost of goods sold of $78,000 459% between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses are related to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $708,000 and $962,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease of $254,000 26% between the two periods was due to overall budget reductions in 2007 and the reclassification of operating expenses to cost of goods sold as mentioned above.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $295,000 and $395,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease of $100,000 25% between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

ACCOUNTING AND LEGAL
--------------------

Accounting, Legal and consulting totaled $124,00 and $98,000 for the three months ended June 30, 2007 and 2006, respectively. The increase of $26,000 26% between the two periods was due to increased year end 2006 audit fees due to the transition of audit firms and filing fees incurred for the filing of the registration statement on Form SB-2.


OTHER INCOME (EXPENSE)
----------------------

Other income totaled $1,141,000 and income of $3,804,000 for the three months ended June 30, 2007 and 2006, respectively. A decrease of $2,663,000 70%.


                        OTHER INCOME / (EXPENSE) SUMMARY


                                                          THREE MONTHS ENDED
                                                     JUNE 30,        JUNE 30,
                                                       2007            2006
                                                    -----------     -----------

Interest expense                                    $  (219,341)    $  (194,159)

Settlement expense                                           --        (99,753)

Gain / (loss) on warrant and debt derivative          1,507,678       4,098,311

Other income / (expense)                               (147,310)             --
                                                    -----------     -----------

                     TOTAL                          $ 1,141,027     $ 3,804,399


o Other income (expense) consist of interest expense, settlement expense, gain (loss) on warrant / debt derivative liability and other misc. Details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              JUNE 30,        JUNE 30,
                                                2007             2006
                                          ----------------  ----------------

Debt issue cost                           $        79,508   $        13,254
Discount amortization                              93,593           126,247
Accrued interest                                   45,406            54,658
Other / penalties                                     834                 -
                                          ----------------  ----------------
       TOTAL                              $       219,341   $       194,159

For three months ended June 30, 2007 and 2006, interest expense was approximately $219,000 compared to $194,000 respectively. The increase of $25,000 13% between the two periods was due to the timing of debt conversions which effect both issue cost and discount amortization expenses.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

Upon conversion of convertible debt into equity, both the debt issue cost and discount costs associated are prorated accordingly and expensed immediately. If no conversions occur, the debt issue cost and discount costs are expensed over the life of the convertible debt using the straight line method.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the three months ended June 30, 2007 and 2006, interest expense related to debt issue costs was approximately $80,000 compared to $13,000, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended June 30, 2007, and 2006, interest expense related to the amortization of discount was approximately $94,000 compared to $126,000 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended June 30, 2007 and 2006.

For the three months ended June 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was approximately $45,000 compared to $55,000, respectively.

4. Other / misc. for the three months ended June 30, 2007 and 2006, was approximately $1,000 compared to $0 respectively.

SETTLEMENT EXPENSE
------------------

Settlement expense is comprised of expenses related to settlement of debt in the form of the Companies restricted stock.

For the three months ended June 30, 2007 and 2006, settlement expense was approximately $0 compared to $100,000 respectively. The decrease between the two periods was attributable a one time settlement for the exchange of services during June 2006. Payment was in the form of the Companys restricted common stock.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the three months ended June 30, 2007 and 2006, gains recorded on warrant derivatives was approximately $1,508,000 compared to a gain of $4,098,000 respectively. See Note 10 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

GAIN  / (LOSS) ON DEBT DERIVATIVES
----------------------------------

For the three months ended a (loss) of $(97,000) and $0 was recorded during the periods ended June 30, 2007 and 2006 respectively. See Note 9 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

OTHER INCOME (EXPENSE)
----------------------

For the three months ended June 30, 2007 and 2006, other expense net was approximately $(148,000) compared to $0 respectively. The increase over the prior period was due to warrants being exercised pursuant to a cashless exercise. Refer to F-19 for details.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH (INCOME) / EXPENSES EFFECTING OPERATING ACTIVITIES
------------------------------------------------

Non-cash related (income) / expense items of $1,090,992 are reflected in the three months ended June 30, 2007, consist of the following items:


                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                                   2007
                                                               -----------

Depreciation and amortization                                       20,628
Stock compensation expense                                          36,783
Stock issuance for exchange of debt                                 51,000
Amortization of note discount                                       93,593
Interest payable related to convertible debt                        45,406
(Gain) on warrant and debt derivatives                          (1,507,678)
Cashless warrant
exercise                                                           169,276
                                                               -----------
TOTAL NON-CASH RELATED (INCOME)                                 (1,090,992)


The above information is intended to illustrate the impact that these specific expenses have on the Company's net income / (loss) . There are no cash transactions that related to these expenses. More specifically, this table is shown to demonstrate the impact that the re-valuation of warrant and debt derivatives have on the income statement. Please note that this table is not in conformity with auditing standards generally accepted in the United States of America.

     o    Depreciation and amortization expense of $21,000.

     o Compensation expense relating to the issuance of stock options of $37,000.

     o    Issuance of common stock in exchange for services and debt of $51,000.

     o Amortization of embedded discount relating to convertible debt financing of $94,000.

     o Accrued interest expense related to convertible debt financing transactions of $45,000.

     o Re-pricing of the warrant derivative liability and debt derivative relating to convertible debt financing of $(1,508,000).

     o    Cashless warrant exercise of 169,000.

At June 30, 2007, the Company had a working capital deficit of $10,300,000 as compared with a working capital deficit of $5,101,000 at December 31, 2006. The increase of $5,177,000 consists primarily of the following:

     o    Increase in derivative liability of $4,353,000
     o    Increase in accrued expenses of $148,000
     o    Increase in revolving line of credit of $564,000
     o    Increase in license agreement liability of $119,000

Net cash used for operating activities is $818,000 for the six months ended June 30, 2007 compared to $1,624,000 for the six months ended June 30, 2006.

Net cash used for investing activities is ($2,000) for the six months ended June 30, 2007 compared to $34,000 for the six months ended June 30, 2006.

Net cash provided by financing activities is $815,000 for the six months ended June 30, 2007 compared to $1,351,000 for the six months ended June 30, 2006. See details below.

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the six months ended June 30, 2007 and 2006.



NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------
                                                        Six months ended
                                                      June 30,       June 30,
                                                      2007           2006
                                                 ------------   ------------

Private placement                                $         --   $    112,000
Warrant exercise                                      132,240        300,200
Convertible debt financing net of debt issue cost          --        939,000
Revolving line of credit net of paydown               563,917             --
License agreement liability                           119,000             --
                                                 ------------   ------------
TOTAL PROCEEDS RECEIVED                          $    815,157   $  1,351,200
                                                 ============   ============


CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------

      During the six months ended June 30, 2007 the Company did not enter into any convertible debt financing agreements.

      During the six months ended June 30, 2007 and 2006, $135,000 and $1,029,000 of notes payable and accrued interest was converted into approximately 21,429,000 and 74,410,000 shares of the Company's common stock at an average conversion price of $ 0.0063 and$0.013 per share.

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

     COMMON STOCK
     ------------

          CONVERTIBLE DEBT CONVERSION
          ---------------------------
          During the six months ended June 30, 2007, Alpha Capital Akteingesellschaft converted approximately $135,000 of notes payable and accrued interest into approximately 21,428,571 shares of the Company's common stock at an average conversion price of $0.0063.

          During the six months ended June 30, 2006, Alpha Capital Akteingesellschaft converted approximately $291,000 of notes payable and accrued interest into approximately 21,196,000 shares of the Company's common stock at an average conversion price of $0.014. During the same period, Alpha Capital Akteingesellschaft exercised warrants to purchase 14,300,000 shares of common stock for cash in the amount of $200,200.

          During the six months ended June 30, 2006, Whalehaven Fund, Limited converted approximately $583,000 of notes payable and accrued interest into approximately 41,030,000 shares of the Company's common stock at an average conversion price of $0.014.

          During the six months ended June 30, 2006, Ellis International Ltd. converted approximately $101,000 of notes payable and accrued interest into approximately 8,035,000 shares of the Company's common stock at an average conversion price of $0.013. During the same period, Ellis International Ltd. exercised warrants to purchase 6,250,000 shares of common stock for cash in the amount of $100,000.

          During the six months ended June 30, 2006, Omega Capital Small Cap Fund converted approximately $27,000 of notes payable and accrued interest into approximately 2,167,000 shares of the Company's common stock at an average conversion price of $0.013.

          During the six months ended June 30, 2006, Osher Capital Inc. converted approximately $16,000 of notes payable and accrued interest into approximately 1,134,000 shares of the Company's common stock at an average conversion price of $0.014.

          During the six months ended June 30, 2006, Momona Capital Corp. converted approximately $10,000 of notes payable and accrued interest into approximately 847,000 shares of the Company's common stock at an average conversion price of $0.012.

          PRIVATE PLACEMENT
          -----------------

          There was no private placement activity during the six months ended June 30, 2007.

          During the six months ended June 30, 2006, an accredited investor purchased an aggregate of 7,000,000 shares of restricted common stock for a total purchase price of $112,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.

     o    WARRANT EXERCISE
          ----------------

          During the six months ended June 30, 2007 approximately 20,579,000 common stock warrants were exercised at an average price of $0.0064. The Company received cash proceeds of $132,240.

          During the six months ended June 30, 2006 a total of 20,550,000 warrants were exercised at an average price of $0.015. As a result the Company received cash proceeds of $300,200.

          ISSUANCE OF WARRANTS ON A CASHLESS BASIS

          From time to time warrants can be exercised on a cashless basis if certain conditions exist. If warrants are held for a certain period of time and there is no effective registration statement for these warrants, the holder of these warrants may elect to exercise them on a cashless basis. The result is the Company issuing restricted shares pursuant to rule 144 or 144K. The number of shares issued are discounted according the subscription agreement formula. EX: The Company issues 1,000,000 restricted shares and the holder forfeits 1,250,000 of their warrants.

          During the six months ended June 30, 2007 approximately 6,470,621 warrants were issued on a cashless basis and 7,796,190 warrants were forfeited.

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

          On April 27, 2007 the Company issued an aggregate of 1,500,000 shares of restricted common stock to in exchange for services rendered. The services were related to the fiscal year ended 2006 audit. The shares were valued at approximately $45,000.

          On June 1, 2007, the Company issued an aggregate of 200,000 shares of restricted common stock to in exchange for services rendered. The services were valued at approximately $6,000.

          During the six months ended June 30, 2006 the Company issued approximately 13,000,000 shares of its restricted common stock having a market value of $320,500 in exchange for a settlement of debt.

REVOLVING CREDIT NOTE PAYABLE
-----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 with a term of 1 year ending December 20, 2007. The original Revolving Credit Note agreement was amended several times during the six months ended June 30, 2007. The amendments increased the maximum borrowing by the Company to an amount of $840,000. All terms and agreements of the original note are still in full force and effect.

During the Period of January 1, 2007 thru June 30, 2007 the Company borrowed $620,000 from the revolving note. During the same period the Company paid $56,083 against the outstanding balance for a net borrowing of $803,917. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2007 the outstanding principal amount owed to the Investors is $803,917.

The following is a discussion that relates to certain financial transactions and the results for the six months ended June 30, 2007 and 2006.

                                          SIX MONTHS ENDED          FAV/ (UN FAV)  PERCENTAGE
                                       JUNE 30,       JUNE 30,         CHANGE        CHANGE
                                         2007           2006
                                      -----------    -----------    -----------    -----------
                                                     (RESTATED)

Net Revenue                           $   363,000    $   171,000    $   192,000            112%
Cost of goods sold                        194,000         37,000        157,000           -424%
                                      -----------    -----------    -----------    -----------
     GROSS PROFIT                         169,000        134,000         35,000             26%

General and administrative expenses     1,340,000      1,953,000        613,000             31%
Other income (expense)                 (4,991,000)      (912,000)    (4,079,000)          -447%

                                      -----------    -----------    -----------    -----------
     NET LOSS BEFORE INCOME TAX        (6,162,000)    (2,731,000)    (3,431,000)          -126%

Income tax expense                            800            800             --              0%

                                      -----------    -----------    -----------    -----------
Net loss                              $(6,163,000)   $(2,732,000)   $(3,431,000)          -126%
                                      ===========    ===========    ===========    ===========



REVENUES
--------

Net revenues totaled $363,000 and $171,000 for the six months ended June 30, 2007 and 2006, respectively. Increased revenues of $192,000 112% between the two periods was attributable to 3 new MobileVoice customers.

COST OF GOODS SOLD
------------------

Cost of goods sold for the six months ended June 30, 2007 and 2006 totaled $194,000 and $37,000, respectively. The increase in cost of goods sold of $157,000 424% between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses are related to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $1,340,000 and $1,953,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease of $613,000 31% between the two periods was due to overall budget reductions and the reclassification of operating expenses to cost of goods sold as mentioned above.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $588,000 and $812,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease of $224,000 27.5% between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

ACCOUNTING AND LEGAL
--------------------

Accounting, Legal and consulting totaled $216,00 and $140,000 for the six months ended June 30, 2007 and 2006, respectively. The increase of $76,000 55% between the two periods was due to increased year end 2006 audit fees due to the transition of audit firms and filing fees incurred for the filing of the registration statement on Form SB-2. In previous years the audit fees were being expenses as incurred, in 2007 all fees are being properly accrued based on conservative estimates. The SB-2 filings continue to need the consent of both the prior auditors and the current auditors, the need for both auditors consent will be eliminated by year end 2007.

OTHER INCOME (EXPENSE)
----------------------

Other expense totaled $(4,991,000) and an expense of $(912,000) for the six months ended June 30, 2007 and 2006, respectively. An increase of $4,079,000 447%.

                        OTHER INCOME / (EXPENSE) SUMMARY

                                                          SIX MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
                                                       2007             2006
                                                    -----------     -----------

Interest expense                                    $  (490,000)    $  (939,000)
Settlement expense                                           --        (201,000)
Gain / (loss) on warrant and debt derivative         (4,354,000)        221,000
Other income / (expense)                               (147,000)          7,000

                                                    -----------     -----------
                                                    $(4,991,000)    $  (912,000)

o Other income (expense) consist of interest expense, settlement / other expense, gain (loss) on warrant / debt derivative liability and other misc. Details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  SIX MONTHS ENDED
                                              JUNE 30,        JUNE 30,
                                                2007             2006
                                          ----------------  ----------------

Debt issue cost                           $       162,222   $        69,333
Discount amortization                             242,134           788,735
Accrued interest                                   82,206            80,436
Other / penalties                                   3,401                 -
                                          ----------------  ----------------
       TOTAL                              $       489,963   $       938,504
                                          ================  ================

For three months ended June 30, 2007 and 2006, interest expense was approximately $490,000 compared to $939,000 respectively. The decrease of $449,000 48% between the two periods was due to an overall increase of convertible debt conversions in 2006. Upon conversion of debt the amortization is accelerated accordingly. For the period ended June 30, 2007 and 2006, $135,000 and $1,028,650 of debt was converted into common stock.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

Upon conversion of convertible debt into equity, both the debt issue cost and discount costs associated are prorated accordingly and expensed immediately. If no conversions occur, the debt issue cost and discount costs are expensed over the life of the convertible debt using the straight line method.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the six months ended June 30, 2007 and 2006, interest expense related to debt issue costs was approximately $162,000 compared to $69,000, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended June 30, 2007, and 2006, interest expense related to the amortization of discount was approximately $242,000 compared to $789,000 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the six months ended June 30, 2007 and 2006.

For the six months ended June 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was approximately $82,000 compared to $80,000, respectively.

4. Other / misc. for the six months ended June 30, 2007 and 2006, was approximately $3,000 compared to $0 respectively.

SETTLEMENT EXPENSE
------------------

Settlement expenses related to settlement of debt in the form of the Companies restricted stock

For the six months ended June 30, 2007 and 2006, settlement expense was approximately $0 compared to $201,000 respectively. The expenses for the six months ended June 30, 2006 are related to settlement of debt in the form of the Companys common stock.

LOSS ON WARRANT DERIVATIVES
-----------------------------

For the six months ended June 30, 2007 and 2006, losses recorded on warrant derivatives was approximately $(4,309,000) compared to a gain of $221,000 respectively.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

GAIN ON DEBT DERIVATIVES
------------------------------------

For the six months ended June 30, 2007 and 2006, losses recorded on debt derivatives were approximately $(45,000) compared to $0 respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

OTHER INCOME (EXPENSE)
----------------------

For the six months ended June 30, 2007 and 2006, other expense was approximately ($147,000) compared to income of $7,000 respectively. The increase in expense over the prior period was due to warrants being exercised pursuant to a cashless exercise. Refer to F-19 for details.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING OPERATING ACTIVITIES
------------------------------------------------

Non-cash related expense items of $5,113,989 are reflected in the six months ended June 30, 2007, consist of the following items:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                     2007
                                                                 -----------


Depreciation and amortization                                         45,868
Stock compensation expense                                            73,566
Stock issuance for exchange of debt                                  147,200
Amortization of note discount                                        242,134
Interest payable related to convertible debt                          82,206
Loss on warrant and debt derivatives                               4,353,739
Loss on cashless warrant exercise                                    169,276
                                                                 -----------
TOTAL NON-CASH RELATED EXPENSE                                     5,113,989

The above information is intended to illustrate the impact that these specific expenses have on the Company's net income / (loss). There are no cash transactions that related to these expenses. More specifically, this table is shown to demonstrate the impact that the re-valuation of warrant and debt derivatives have on the income statement. Please note that this table is not in conformity with auditing standards generally accepted in the United States of America.

     o    Depreciation and amortization expense of $46,000.

     o Compensation expense relating to the issuance of stock options of $74,000.

     o Issuance of common stock in exchange for services and debt of $147,000.

     o Amortization of embedded discount relating to convertible debt financing of $242,000.

     o Accrued interest expense related to convertible debt financing transactions of $82,000.

     o Loss on the re-pricing of the warrant derivative liability and debt derivative relating to convertible debt financing of $4,354,000.

     o    Loss on cashless warrant exercise of 169,276

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding along with the proceeds borrowed from the revolving line of credit, which have financed the Company since 2001. The losses through the six months ended June 30, 2007 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees and licensing costs. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

RISK FACTORS
------------

This section summarizes certain risks regarding our business and industry. The following information should be considered in conjunction with the other information included and incorporated by reference in this report on Form 10-KSB before purchasing shares of our common stock.

WE HAVE A HISTORY OF LOSSES. WE MAY CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the six months ended June 30, 2007 and 2006, the Company incurred a net loss of $6,088,000 and $2,732,000 respectively, an increase of $3,356,000 123%. A large part of the discrepancy between 2007 and 2006 is due to a non-cash loss differential of $4,353,739 between 2007 and 2006 due to warrant and debt derivative liability re-valuation.

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

In order to reduce expenditures, the Company has aggressively reduced its operating expenses to a target of $160,000 per month beginning in November 2006 and is currently operating within the target. This reduction has come from a series of measures including reduction in head-count by eliminating all part-time workers, placing some full-time employees on part-time status, reducing license agreement costs and reducing additional operating overhead. Given these cost cutting measures, the Company feels it can better reach operationally break-even by decreasing operating expenses while increasing our revenue stream by acquiring additional customers contracts.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

Accordingly, $350,000 is accrued as a settlement liability along with accrued interest of $46,703 as of June 30, 2007.

Currently the Company is in the negotiation process of settling this dispute. Most likely the settlement will be in the form of both cash and equity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

The securities described below represent our securities sold by us for the period starting January 1, 2007 and ending June 30, 2007 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the period ended June 30, 2007 a total of 20,578,616 warrants were exercised at an average price of $0.0064. As a result the Company received cash proceeds of $132,240.

ISSUANCE OF WARRANTS ON A CASHLESS BASIS

From time to time warrants can be exercised on a cashless basis if certain conditions exist. If warrants are held for a certain period of time and there is no effective registration statement for these warrants, the holder of these warrants may exercise them on a cashless basis. The result is the Company issuing restricted shares pursuant to rule 144 or 144K, no cash is received by the Company. The number of shares issued are discounted according the subscription agreement formula. EX: The Company issues 1,000,000 restricted shares and the holder forfeits 1,500,000 of their warrants.

During the period ended June 30, 2007 approximately 6,470,621 warrants were issued on a cashless basis and 7,796,190 warrants were forfeited.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On January 5, 2007, the Company issued an aggregate of 400,000 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees. The services were valued at approximately $5,200.

On January 24, 2007, the Company issued an aggregate of 5,000,000 shares of restricted common stock to in exchange for services rendered. The services are related to financial advisor services. The services were valued at approximately $91,000 and will be provided for over a 3 year period.

On April 27, 2007 the Company issued an aggregate of 1,500,000 shares of restricted common stock to in exchange for services rendered. The services were related to the fiscal year ended 2006 audit. The shares were valued at approximately $45,000.

On June 1, 2007, the Company issued an aggregate of 200,000 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees. The services were valued at approximately $6,000.

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

Not Applicable.


ITEM 5. OTHER INFORMATION
-------------------------

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


                                  ONE VOICE TECHNOLOGIES, INC.,
                                  A NEVADA CORPORATION


DATE:  August 20, 2007            BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                  AND FINANCIAL OFFICER)