Form 10QSB
period 2007-09-30
ONE VOICE TECHNOLOGIES INC
filed 2007-11-16
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007 the registrant had 718,217,241 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            F-1 - F-40

Item 2.   Management's Discussion and Analysis or Plan of Operation         3-15

Item 3.   Controls and Procedures                                          16-19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits                                                            22

SIGNATURES                                                               23 - 25

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of September 30, 2007 and December 31, 2006       F-2
     Statements of Operations for three and nine months
      ended September 30, 2007 and 2006                                  F-3
     Statements of Cash Flows for the nine months ended
      September 30, 2007 and 2006                                     F-4 - F-5
     Notes to Financial Statements                                    F-6 - F-40

                               ONE VOICE TECHNOLOGIES INC.
                                     BALANCE SHEETS
                                       (UNAUDITED)


                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2007             2006
                                                           ------------     ------------
                                         ASSETS

                                     CURRENT ASSETS:

Cash and cash equivalents                                  $      9,840     $     34,585
Accounts Receivable                                              74,336           99,111
Inventories                                                       4,661            4,841
Prepaid expenses                                                 54,245           28,785
                                                           ------------     ------------
     TOTAL CURRENT ASSETS                                       143,082          167,322

PROPERTY AND EQUIPMENT, NET                                     169,308          164,389

Software development & licensing, net                             2,743           12,618
Trademarks, net                                                   2,342            2,452
Patents, net                                                     54,725           77,580
Deposits                                                         17,923           18,665
Deferred debt issue costs                                       113,393          344,835
                                                           ------------     ------------
     TOTAL ASSETS                                          $    503,516     $    787,861
                                                           ============     ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

                                  CURRENT LIABILITIES:

Accounts payable                                           $    428,388     $    444,088
Accrued expenses                                                346,884          239,593
Settlement agreement liability                                  208,594          350,000
License agreement liability                                   1,083,500          930,000
Note payable                                                     29,602               --
Debt derivative liability                                       956,264          256,495
Warrant derivative liability                                  5,254,202        2,808,308
Revolving line of credit                                      1,046,462          240,000
                                                           ------------     ------------
     TOTAL CURRENT LIABILITIES                                9,353,896        5,268,484
                                                           ------------     ------------

                   LONG TERM LIABILITIES:

Note payable                                                    168,137          100,000
Convertible notes payable, net                                1,139,446          982,972
Deferred rent                                                     1,360           12,017
                                                           ------------     ------------
     TOTAL LIABILITIES                                       10,662,839        6,363,473
                                                           ------------     ------------

                  STOCKHOLDER'S DEFICIT:

Preferred stock; $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock; $.001 par value, 1,290,000,000 shares
  authorized, 713,274,673 and 584,513,637 shares
  issued and outstanding at September 30, 2007 and
  December 31, 2006, respectively                               713,275          585,327
Additional paid-in capital                                   42,391,578       40,696,540
Escrow shares                                                  (600,000)              --
Accumulated deficit                                         (52,664,176)     (46,857,479)
                                                           ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                            (10,159,323)      (5,575,612)
                                                           ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    503,516     $    787,861
                                                           ============     ============


             SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.




                                           ONE VOICE TECHNOLOGIES INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                    2007             2006             2007              2006
                                                -------------    -------------    -------------    -------------
                                                                   (RESTATED)                        (RESTATED)

Net Revenue                                     $     157,478    $     151,952    $     520,017    $     323,101
Cost of goods sold                                    104,537           17,449          298,757           54,509
                                                -------------    -------------    -------------    -------------
     GROSS PROFIT                                      52,941          134,503          221,260          268,592

                                               -------------    -------------    -------------    -------------
General and administrative expenses                   581,075          812,338        1,921,162        2,765,790

                                                -------------    -------------    -------------    -------------
     NET LOSS FROM OPERATIONS                        (528,134)        (677,835)      (1,699,902)      (2,497,198)

OTHER INCOME / (EXPENSE)

Interest expense                                     (301,673)        (518,549)        (791,636)      (1,633,596)
Gain / (loss) on warrant and debt derivatives       1,410,486          431,971       (2,943,253)         652,773
Other income (expense)                               (223,842)             277         (371,106)        (194,293)

                                                -------------    -------------    -------------    -------------
     TOTAL OTHER INCOME / (EXPENSE)                   884,971          (86,301)      (4,105,995)     (1,175,116)

                                                -------------    -------------    -------------    -------------
        NET INCOME / (LOSS) BEFORE INCOME TAX         356,837         (764,136)      (5,805,897)      (3,672,314)

Income tax expense                                         --               --             (800)            (800)

                                                -------------    -------------    -------------    -------------
NET INCOME / (LOSS)                             $     356,837    $    (764,136)    $ (5,806,697)   $  (3,673,114)
                                                =============    =============    =============    =============

TOTAL BASIC INCOME /(LOSS) PER SHARE            $        0.01    $       (0.01)   $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

TOTAL DILUTED INCOME / (LOSS) PER SHARE         $        0.01               --               --               --
                                                =============    =============    =============    =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         671,670,000      506,483,000      638,368,000      462,570,000
                                                =============    =============    =============    =============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     1,266,273,000               --               --               --
                                                =============    =============    =============    =============




                         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.




                                         ONE VOICE TECHNOLOGIES INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                                   2007             2006
                                                                                -----------      -----------
                                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $(5,806,697)     $(3,673,114)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
    Depreciation and amortization                                                    63,469           90,580
    Amortization of debt discount and debt issue costs                              630,322        1,533,125
    (Gain) loss on debt derivative liability                                        699,769               --
    (Gain) loss on warrant derivative liability                                   2,445,894         (652,773)
    Common stock issued in exchange for services                                    181,960               --
    Share based compensation expense                                                163,060          235,034
    Issuance of common stock interest conversion                                      8,902               --
    Cashless warrant exercise                                                       393,120               --
    Gain on sale of equipment                                                       (21,940)              --
    License agreement (accounts payable converted into note payable)                153,500               --

CHANGES IN CERTAIN ASSETS AND LIABILITIES

    Accounts receivable                                                              24,775           16,403
    Inventories                                                                         180           (1,560)
    Prepaid expenses                                                                (25,460)         (62,560)
    Deposits                                                                            742               --
    Accounts payable                                                                 86,973         167,937
    Accrued expenses                                                                107,935          270,236
    Settlement agreement liability                                                 (141,406)        (149,500)
    Deferred rent                                                                   (10,657)           9,601
                                                                                -----------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                                     (1,045,559)      (2,216,591)

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (38,609)         (90,476)
    Proceeds from sale of property & equipment                                       25,000               --
    Purchase of intangible assets                                                        --          (18,014)
                                                                                -----------      -----------
       NET CASH USED IN INVESTING ACTIVITIES                                        (13,609)        (108,490)






                                         ONE VOICE TECHNOLOGIES INC.
                                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                                   2007             2006
                                                                                -----------      -----------
                                                                                                  (RESTATED)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock - convertible notes                                         --        1,984,000
    Issuance of common stock - private funding                                           --          112,000
    Proceeds from warrant exercise                                                  240,300          300,200
    Proceeds from convertible notes net of issue cost                               195,000               --
    Payment for debt issue cost                                                    (202,405)        (150,013)
    Proceeds from revolving credit line                                             806,462               --
    Repayment of note payable                                                        (4,934)              --
                                                                                -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,034,423        2,246,187

Net increase (decrease) in cash                                                     (24,745)         (78,894)
Cash and cash equivalents, beginning of period                                       34,585          338,811
                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     9,840      $   259,917
                                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                               $        --      $    10,000
                                                                                ===========      ===========


    Income taxes paid                                                           $       800      $       800
                                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------

    Issuance of warrant derivative in connection
      with private placement and debt financing, initial valuation              $   153,369      $   998,000
                                                                                ===========      ===========

    Beneficial conversion feature of convertible debt, initial valuation        $   121,229      $   597,000
                                                                                ===========      ===========

    Common stock issued upon conversion of debt and interest                    $   235,643      $ 1,480,000
                                                                                ===========      ===========

    Common stock issued in connection
     with reduction of settlement liability and services rendered               $   181,960      $   320,500
                                                                                ===========      ===========

    Shares in escrow issued in connection with a legal settlement               $   600,000      $        --
                                                                                ===========      ===========
    Note payable (accounts payable converted into note payable ST and LT)       $   103,606      $        --
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSBA for the year ended December 31, 2006. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $52,664,176 and used cash from operations of $1,045,559 during the nine month period ended September 30, 2007. The Company also has a working capital deficit of $9,210,814 of which $6,210,466 represents a non-cash warrant and debt derivative liabilities. The

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

Company also has a stockholders' deficit of $10,159,323 as of September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of September 30, 2007, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

For the nine months ended September 30, 2007 and the year ended December 31, 2006, the estimated the estimated fair value of the Company's deferred debt issue cost were $113,393 and $344,835 respectively.

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

The net income / (loss) per common share for the three and nine months ended September 30, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

Potentially dilutive securities for the nine months ending September 30, 2007 and 2006 are:

                                                       NINE MONTHS ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                      2007            2006
                                                   -----------    -----------
POTENTIALLY DILUTIVE SECURITIES:
Convertible debentures                             253,382,767      254,584,035
Options                                             62,934,000       59,121,500
Warrants                                           278,286,081      343,034,645
                                                 -------------    -------------
TOTAL ANTI-DILUTIVE SHARES                         594,602,848      656,740,180
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

During the nine months ended September 30, 2007 and 2006, the Company recorded $163,000 and $235,000 respectively in non-cash charges for stock based compensation.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility of 120.5% and 90.9%, respectively, expected term of 2.0 years, risk-free interest rate of 4.74% and an expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. The risk free interest rate is based on the U.S. Treasury notes for the expected life of the stock option.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the nine months ended September 30, 2007 and 2006, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--------------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

3. PREPAID EXPENSES
   ----------------

                                              NINE MONTHS ENDED      YEAR ENDED
                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2007              2006
                                                ------------       ------------

Rents                                                  9,532                 --
Business and health insurance                         15,603             21,373
Engineering                                            5,750                 --
Marketing                                              5,000
Audit                                                 17,700                 --
Legal fees                                                --              4,180
Other                                                    660              3,232
                                                ------------       ------------
         TOTAL                                  $     54,245       $     28,785
                                                ============       ============


4. PROPERTY AND EQUIPMENT
   ----------------------

                                             NINE MONTHS ENDED      YEAR ENDED
                                               SEPTEMBER 30,       DECEMBER 31,
                                                   2007                2006
                                               -------------      -------------
Computer equipment                             $     725,898      $     703,099
Website development                                   38,524             38,524
Equipment                                              1,562              1,562
Furniture and fixtures                                 9,430             46,431
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,215            113,835
                                               -------------      -------------
                   TOTAL                             900,994            908,816

                                               -------------      -------------
Less accumulated depreciation                       (731,686)          (744,427)

                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $     169,308      $     164,389
                                               =============      =============

Depreciation expense totaled $31,000 and $39,000 for the nine months ended September 30, 2007 and 2006, respectively.

5. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements. These costs are amortized over the term of the debt agreement using the straight line method. The Company incurred expenses of $15,000 which were related to a convertible debt financing agreement entered into dated September 7, 2007. A balance of $113,393 remains as of September 30, 2007.

6. ACCRUED EXPENSES
   ----------------

                                    NINE MONTHS ENDED        YEAR ENDED
                                       SEPTEMBER 30,         DECEMBER 31,
                                          2007                   2006
                                  --------------------  --------------------

Accrued salaries                   $           37,073    $           10,976
Accrued vacation                               64,830                57,441
Accrued interest                              187,129               118,842
Accrued audit fees                             56,852                50,000
Marketing                                       1,000                 2,334
                                  --------------------  --------------------
        TOTAL                      $          346,884    $          239,593
                                  ====================  ====================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

7. SETTLEMENT AGREEMENT LIABILITY
   ------------------------------

      On August 23, 2007, One Voice Technologies, Inc. (the "Company") entered into a Settlement Agreement and Mutual Release with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which we agreed with LJCI to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action"). LJCI received a judgment in its favor against the Company in connection with the Action whereby the Company owes LJCI an amount equal to $408,594.48 (the "Owed Amount"). Under the Settlement Agreement, the parties reached a final resolution with respect to such Owed Amount whereby (i) LJCI shall receive $200,000 within 15 days of the date of the Agreement and (ii) the difference between the Owed Amount and $200,000 shall be payable at a later date (the "Remaining Owed Amount"). The payment of the Remaining Owed Amount shall be made to LJCI in the following manner:

      o Concurrently with the execution of the Agreement, the Company shall transfer to an independent escrow agent, on behalf of LJCI, all right, title and interest to 30,000,000 shares of Common Stock of the Company (the "Escrow Shares"), issued in 30 increments of 1,000,000 shares. On the one year anniversary of the Agreement, 1,000,000 Escrow Shares shall be released to LJCI whereby LJCI shall be able to sell such shares in open market transactions provided such sales do not exceed more than 14% of the corresponding daily volume of such shares on the trading market on which the Company's securities are sold. LJCI shall continue to receive the Escrow Shares, provided they satisfy the volume limitation set forth above and LJCI's ownership of the Company's common stock does not exceed 4.99% of the Company's then issued and outstanding shares of common stock, until the Remaining Owed Amount is satisfied;

      o Upon notice from LJCI that the Remaining Owed Amount has been satisfied by the sale of the Escrow Shares either (i) Alpha Capital Ansalt ("Alpha") shall have the ability within 15 business days to purchase any remaining Escrow Shares at a 20% discount to the current market price of the shares or (ii) if Alpha does not exercise its right to purchase the shares, the Company shall have the ability to redeem the remaining Escrow Shares within 5 business days.

      o At anytime while the Remaining Owed Amount is outstanding, the Company or Alpha may pay in cash to LJCI an amount equal to the Remaining Owed Amount and either (i) Alpha shall have the ability within 15 business days to purchase any remaining Escrow Shares at a 20% discount to the current market price of the shares or (ii) if Alpha does not exercise its right to purchase the shares, the Company shall have the ability to redeem the remaining Escrow Shares within 5 business days.

      LJCI has contractually agreed to restrict their ability to exercise the Escrow Shares such that the number of shares of the Company common stock held by it does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

      Upon receipt of the Owed Amount, LJCI will file a Satisfaction of Judgment in the appropriate court and grant the Company a release from any and all actions related to the Action.

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

The License Agreement has been amended as follows:

The first amendment to the License Agreement was entered into during March 2002.

         o        The initial term of the License Agreement was extended for two
                  (2) years.

         o The aggregate minimum royalty payment was increased from $1,100,000 to $1,500,000.

The amendment also included a revised payment schedule of the minimum royalty payment obligation due that provided for semi-annual payments of $250,000 (due on June 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with the Company and Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

The second amendment to the License Agreement was entered into on February 1, 2007.

The following payment terms are as follows:

The 2006 past due amounts owed by the Company of $70,000 were allocated as follows:

         o        The Company paid $20,000 on February 23, 2007 to Philips.

         o The remaining balance of $50,000 is to to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

         o During the period of January 1, 2007 thru September 30, 2007 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non- Interest bearing note payable to Philips Speech Processing.

         o On October 1, 2007 and continuing thereafter, a minimum Software License fee of $17,500 is to be paid to Philips Speech Processing on a monthly basis.

As of September 30, 2007 the note payable balance due Philips Speech Processing was $1,083,500.

9. SHORT TERM NOTE PAYABLE
   ------------------------
 On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods.

 As of September 30, 2007 the short term note payable balance due Maguire Properties-Regents Square LLC. was $29,602 with the remaining balance classified as long term notes payable.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

9. DEBT DERIVATIVE LIABILITY
   -------------------------

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of September 30, 2007 the Company has incurred a net non-cash loss of ($650,728) for the nine months.

The valuation at September 30, 2007 and the year ended December 31, 2006 resulted in the fair value of the debt derivative liability being $956,264 and $256,495 respectively.

10. WARRANT DERIVATIVE LIABILITY
    ----------------------------

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of September 30, 2007 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 110%, risk free interest rate of 4.74% and a remaining contractual life ranging from .12 years to 3.94 years.

As a result of the valuation conducted, the Company incurred a net non-cash loss of ($2,292,525) for the nine months.

The valuation at September 30, 2007 and the year ended December 31, 2006 the resulted in the fair value of the warrant derivative liability being $5,254,202 and $2,808,308 respectively.

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

The original Revolving Credit Note agreement has been amended five times during the nine months ended September 30, 2007. The amendments increased the maximum borrowing by the Company to an amount of $1,280,000. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest was to be paid in cash by the Company upon maturity of the note.

Second amended payment terms are as follows:

The amendment provided an option to convert the outstanding balance into common shares of the the Company's common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $1,105,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,046,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2007 the outstanding principal amount owed to the Investors is $1,046,462. Interest accrued on the outstanding principal is $32,566 as of September 30, 2007.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

12. NOTE PAYABLE
    ------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008.

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of September 30, 2007 the long term note payable balance due Maguire Properties-Regents Square LLC. was $68,137 with the remaining balance classified as short term notes payable.

At September 30, 2007 and December 31, 2006 the principal balance on the notes payable was $168,137 and $100,000, respectively. Accrued interest as of September 30, 2007 is $33,651.

13. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

                                                      NINE MONTHS ENDED
ISSUANCE SUMMARY
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                 2007                2006
                                             ------------        ------------

Principal                                    $    420,000        $  2,005,000
Warrants issued A&B                            10,000,000         140,917,090


                                                      NINE MONTHS ENDED
CONVERSION SUMMARY
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                 2007                2006
                                             ------------        ------------

Principal Converted                          $    235,643        $  1,480,037
Shares converted                               28,338,000         119,907,000
Average share conversion price               $     0.0083        $     0.0123

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

        During the nine months ended September 30, 2007 and 2006, $235,643 and $1,480,037 of notes payable and accrued interest was converted into 28,338,257 and 119,907,277 shares of the Company's common stock at an average conversion price of $ 0.0083 and$0.012 per share.

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

13 A. CONVERTIBLE NOTES PAYABLE DETAIL
      --------------------------------

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

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

         On September 7, 2007, the Company entered into a subscription agreement (the "Agreement") with accredited investors and/or qualified institutional investors (the "Investors") pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in convertible promissory notes for an aggregate purchase price of $210,000. The Company also issued 10,000,000 Class A common stock purchase warrants to the Investors. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.02 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The initial discount of $210,000 will be expensed over the term of the agreement using the straight line method. The fair value of the warrants of $153,369 using the Black Scholes option pricing model is recorded as a derivative liability. The proceeds of the offering were used to make payment towards a legal Settlement Agreement.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

         The secured convertible notes mature 1 year after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share shall be the lower of (i) $0.015 or (ii) 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days prior to, but not including, the conversion date as reported by Bloomberg, L.P. on any principal market or exchange where our common stock is listed or traded. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

The following as a summary of outstanding convertible debt financing agreements as of September 30, 2007:

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
                                                                 ===============    ===============    ===============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                           ONE VOICE TECHNOLOGIES INC.
                 CONVERTIBLE DEBT FINANCING SUMMARY (CONTINUED)
                 ----------------------------------------------

A SUMMARY OF CONVERTIBLE DEBT AT SEPTEMBER 30, 2007 IS AS FOLLOWS:

                                                                   PRINCIPAL
                                                                    AMOUNT         UNAMORTIZED          NET
                                               DUE DATE            REMAINING        DISCOUNT          BALANCE
                                            -----------------     -----------      -----------      -----------
         STONESTREET LIMITED
         PARTNERSHIP                        DECEMBER 23, 2007     $    10,000      $      (817)     $     9,183
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MARCH 17, 2008            250,000          (41,420)         208,580
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MAY 5, 2008               108,000           (2,172)         105,828
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       MAY 5, 2008               108,000           (2,172)         105,828
                                                                  -----------      -----------      -----------

          ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 JULY 6, 2008              105,500          (23,296)          82,204
                                                                  -----------      -----------      -----------

         BRISTOL INVESTMENT FUND
         LTD                                JULY 6, 2008              160,000          (39,805)         120,195
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP
         L.P                                JULY 6, 2008              100,000          (23,296)          76,704
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       JULY 6, 2008              105,500          (23,296)          82,204
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 AUGUST 29, 2008           105,000          (23,797)          81,203
                                                                  -----------      -----------      -----------

         ELLIS INTERNATIONAL
         LIMITED                            AUGUST 29, 2008           150,000          (35,695)         114,305
                                                                  -----------      -----------      -----------


         OSHER CAPITAL                      AUGUST 29, 2008            50,000          (12,147)          37,853
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       AUGUST 29, 2008           105,000          (23,797)          81,203
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 SEPTEMBER 7, 2007         110,000         (101,056)           8,944
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       SEPTEMBER 7, 2007         110,000         (101,056)           8,944
                                                                  -----------      -----------      -----------

         OSHER CAPITAL                      SEPTEMBER 7, 2007         100,000          (91,868)           8,132
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP
         L.P                                SEPTEMBER 7, 2007         100,000          (91,864)           8,136
                                                                  -----------      -----------      -----------


                                                                  -----------      -----------      -----------
            TOTAL LONG TERM CONVERTIBLE
              DEBT SEPTEMBER 30, 2007                             $ 1,777,000      $  (637,554)     $ 1,139,446
                                                                  ===========      ===========      ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK
    ------------

The following is a summary of transactions that had an impact on equity:

                                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  2007                               2006
                                                              AVERAGE                                   AVERAGE
                                                 SHARES        SHARE                      SHARES         SHARE
                                                 ISSUED        PRICE        VALUE         ISSUED         PRICE         VALUE
                                               -----------     ------     ---------     -----------      ------      ---------

Debt conversions                                28,338,257     0.0083       235,643     119,907,277      0.0123      1,480,037
Issuance of stock in exchange for services       9,340,435     0.0195       181,960       3,000,000      0.0335        100,500
Warrant exercise                                61,098,313     0.0104       633,419      20,550,000      0.0146        300,200
Private placement                                       --        N/A            --      17,000,000         N/A        332,000
Shares in escrow                                30,000,000     0.0200       600,000              --         N/A             --
                                               -----------     ------     ---------     -----------      ------      ---------
Total                                          128,777,005     0.0128     1,651,022     160,457,277      0.0138      2,212,737

     o    CONVERTIBLE DEBT CONVERSION
          ---------------------------

          During the nine months ended September 30, 2007, Alpha Capital Akteingesellschaft converted $135,000 of notes payable and accrued interest into 21,428,571 shares of the Company's common stock at an average conversion price of $0.0063.

          During the nine months ended September 30, 2007, Bristol Investment Fund converted $90,000 of notes payable and accrued interest into 6,000,000 shares of the Company's common stock at an average conversion price of $0.012.

          During the nine months ended September 30, 2007, Osher Capital Inc. converted $10,643 of notes payable and accrued interest into 909,686 shares of the Company's common stock at an average conversion price of $0.014.

          During the nine months ended September 30, 2006, Alpha Capital Akteingesellschaft converted approximately $372,590 of notes payable and accrued interest into approximately 31,528,942 shares of the Company's common stock at an average conversion price of $0.02.

          During the nine months ended September 30, 2006, Whalehaven Fund, Limited converted $756,600 of notes payable and accrued interest into 56,317,420 shares of the Company's common stock at an average conversion price of $0.013.

          During the nine months ended September 30, 2006, Ellis International Ltd. converted $148,592 of notes payable and accrued interest into 12,965,167 shares of the Company's common stock at an average conversion price of $0.012.

          During the nine months ended September 30, 2006, Omega Capital Small Cap Fund converted $120,450 of notes payable and accrued interest into 11,854,575 shares of the Company's common stock at an average conversion price of $0.01.

          During the nine months ended September 30, 2006, Osher Capital Inc. converted $15,575 of notes payable and accrued interest into 1,134,088 shares of the Company's common stock at an average conversion price of $0.014.

          During the nine months ended September 30, 2006, Momona Capital Corp. converted $66,231 of notes payable and accrued interest into 6,107,085 shares of the Company's common stock at an average conversion price of $0.011.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK (CONTINUED)
    ------------------------

     o    WARRANT EXERCISE
          ----------------
          During the nine months ended September 30, 2007 a total of 37,126,855 warrants were exercised at an average price of $0.0065. As a result the Company received cash proceeds of $240,300.

          During the nine months ended September 30, 2006 a total of 20,550,000 warrants were exercised at an average price of $0.015. As a result the Company received cash proceeds of $300,200.

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

          During the nine months ended September 30, 2007 approximately 23,971,458 warrants were issued on a cashless basis and 34,566,902 warrants were forfeited. The Additional shares of 10,595,444 were forfeited due the the discounted feature of the cashes exercise.


     o    PRIVATE PLACEMENT
          -----------------

          During the nine months ended September 30, 2007 the Company did not engage in any private placement activity.

          During the nine months ended September 30, 2006, accredited investors purchased an aggregate of 17,000,000 shares of restricted common stock for a total purchase price of $332,000. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.


     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES
          ------------------------------------------------

          During the nine months ended September 30, 2007 the Company issued 9,340,435 shares of its restricted common stock having a market value of $181,960 in exchange for services rendered.

          During the nine months ended September 30, 2006 the Company issued 3,000,000 shares of its restricted common stock having a market value of $100,500 in exchange for a settlement of debt.

     o    SHARES IN ESCROW
          ----------------
         On August 23, 2007 the Company issued 30,000,000 shares of the Company's restricted common stock valued at $600,000. The shares were put into an independent 3rddparty escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc.

         See Note 7 in the accompanying notes to the financial statements for additional details.

     o    SHARES TO BE ISSUED IN EXCHANGE FOR INTEREST OWED
          ------------------------------------------------

          During the period of January 1, 2007 thru September 30, 2007 the investors elected to convert $8,902 in accrued interest related to the revolving credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of September 30, 2007 these shares have not yet been issued.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE)
    ----------------------

For the nine months ended September 30, 2007 and 2006, other expense was ($4,105,995) and ($1,175,116) respectively.

                        OTHER INCOME / (EXPENSE) SUMMARY

                                                          NINE MONTHS ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                       2007             2006
                                                    -----------     -----------
Interest expense                                    $  (791,636)    $(1,633,596)
Gain / (loss) on warrant and debt derivative         (2,943,253)        652,773
Other income / (expense)                               (371,106)       (194,293)

                                                    -----------     -----------
                     TOTAL                          $(4,105,995)    $(1,175,116)


Other income (expense) consisted of interest expense, gain
(loss) on warrant and debt derivative liability and other income (expense), details below.


INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY
                            ------------------------

                                                 NINE MONTHS ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                              2007              2006
                                         ---------------  ---------------

Debt issue cost                           $     276,443    $     114,296
Discount amortization                           383,881        1,418,829
Accrued interest                                127,911          119,371
Other / penalties                                 3,401          (18,900)
                                         ---------------  --------------
       TOTAL                              $     791,636    $   1,633,596

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE) (CONTINUED)
    ----------------------------------

For nine months ended September 30, 2007 and 2006, interest expense was $791,636 compared to $1,633,596 respectively.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment.

1. Monthly amortization of debt issue costs related to securing convertible debt financing.

This represents a cash related transaction.

For the nine months ended September 30, 2007 and 2006, interest expense related to debt issue costs was $276,443 compared to $114,296, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the nine months ended September 30, 2007, and 2006, interest expense related to the amortization of discount was $383,881 compared to $1,418,829, respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable was paid in cash during the nine months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $127,911 compared to $119,371, respectively.

4. Other / misc. (Income) / Expense for the nine months ended September 30, 2007 and 2006, was an expense of $3,401 compared to an income ($18,900), respectively.

GAIN / (LOSS) ON WARRANT AND DEBT DERIVATIVES
---------------------------------------------

For the nine months ended September 30, 2007 and 2006, losses recorded on warrant derivatives and debt derivatives was ($2,943,253) compared to gain of $652,773 respectively.

See Note 9 and 10 in the accompanying notes to the financial statements for additional details.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE) (CONTINUED)
    ----------------------------------

For the nine months ended September 30, 2007 and 2006, other / net was a loss of ($371,106) compared to ($194,293) respectively.

Other expense of $371,106 for the period ended September 30, 2007 consisted primarily of warrants being issued pursuant to a cashless exercise during the nine months ended September 30, 2007.

See Note 14 in the accompanying notes to the financial statements for additional details.

Other expense for the period ended September 30, 2006 of $194,293 is attributable to a one time settlement for the exchange of services. Payment was in the form of the Companys restricted common stock.


16. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of September 30, 2007:

                  2007                           25,817
                  2008                          106,276
                  2009                          109,618
                  2010                          112,960
                                             ----------
                                             $  354,671
                                             ==========

Rent expense, net of sublease income, amounted to $115,956 and $169,790 for the nine months ended September 30, 2007 and 2006 respectively.


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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

On September 12, 2007 the Company granted 15,000,000 stock options to its employees and Board of Directors. The stock options issued are pursuant to the 2005 stock option plan.

A total of 10,125,000 options were terminated during the nine months ended September 30, 2007.

The total intrinsic value of vested options relating to employee and director compensation during the period ended September 30, 2007 and 2006, is $936,000 and $0 respectively, this consists of 37,441,778 vested options at an average exercise price of $0.079 per share. The increase of $969,000 from the prior period is due to the Company's closing stock price at September 28, 2007 of $0.026 per share compared to $0.0128 per share at December 29, 2006 (see footnote 17.a for details).

For the periods ended September 30, 2007 and 2006, there was approximately $163,060 and $235,034 of total compensation expense recorded by the Company related to share-based compensation.

As of September 30, 2007, there was approximately $153,755 of total unrecognized compensation cost related to share-based compensation arrangements with employees. Of this amount, $76,948 is expected to be recognized throughout 2008.

As of September 30, 2007, there was approximately $25,659 of total unrecognized compensation cost related to share-based compensation arrangements with directors and contractors. Of this amount, $12,971 is expected to be recognized throughout 2008.

The Companys closing stock price reported by NASDAQ listed under symbol ONEV at September 28, 2007 was $0.026 per share.

See footnote 17 A. for a description of the Company's share-based Compensation plan.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of September 30, 2007.

                                SIX MONTHS ENDED
                               SEPTEMBER 30, 2007


                   NUMBER OF        NUMBER OF            NUMBER OF
                    SHARES           SHARES           SHARES AVAILABLE
                  AUTHORIZED       OUTSTANDING           FOR GRANT
                ----------------------------------------------------------
Year 1999 plan        3,000,000          3,000,000                  --
Year 2005 plan       60,000,000         59,934,000              66,000
                ----------------------------------------------------------
       TOTAL         63,000,000         62,934,000              66,000
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the period ending September 30, 2007 and 2006, respectively:

                                                        NINE MONTHS ENDED

                                                           SEPTEMBER 30,
                                                               2007
                                               ----------------------------------------

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                     NUMBER               PRICE
                                               ------------------  --------------------
Outstanding at beginning of year                      58,059,000          $       0.06
Options granted                                       15,000,000                 0.019
Options exercised                                              0                   N/A
Options terminated                                   (10,125,000)                  N/A
                                                ----------------
OPTIONS OUTSTANDING AT END OF 3RD QUARTER             62,934,000                 0.054
                                                ----------------
OPTIONS EXERCISABLE AT END OF 3RD QUARTER             37,411,778          $      0.079


The following table summarizes the number of options authorized by the plan and available for distribution as of September 30, 2007 and 2006, respectively.

                                                  PERIOD ENDING   PERIOD ENDING
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2007            2006
                                                    NUMBER OF       NUMBER OF
                                                      SHARES         SHARES
                                                   -----------     -----------
Beginning options available for grant                4,941,000      61,078,500
Add: Additional options authorized                          --              --
Less: Options granted                              (15,000,000)    (57,200,000)
Add: Options terminated                             10,125,000              --
                                                   -----------     -----------
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION               66,000       3,878,500

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of September 30, 2007

                                      FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                                      ---------------------------------------

                              TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                              -----------------                               -----------------

                                            WEIGHTED                                        WEIGHTED
                                             AVERAGE                                         AVERAGE
                                            EXERCISE                                        EXERCISE
     PRICE RANGE         # OF SHARES          PRICE           LIFE       # OF SHARES          PRICE           LIFE
    -------------        -----------       ----------      ----------     ----------        ----------     ----------

$6.08 - $ 12.80             240,000        $    7.158         2.89          240,000        $    7.158         2.89
$0.32 - $2.00               694,000             0.867         3.78          694,000             0.867         3.78
$0.016 - $0.19           62,000,000             0.017         7.48       36,477,778             0.017         7.82
                         ----------        ----------      ----------     ----------        ----------     ----------
TOTAL                    62,934,000        $    0.054         7.42       37,411,778        $    0.079         7.71

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity relating to employee, director and contractor compensation as of September 30, 2007, and the intrinsic value related to the options:

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                            2007
                                                   ------------------------------------------------------------
                                                                       WEIGHTED
                                                                       AVERAGE                        AVERAGE
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                              EXERCISE                      INTRINSIC
        AND DIRECTOR COMPENSATION                    SHARES             PRICE          LIFE            VALUE
-----------------------------------------          -----------        ----------    -----------     -----------

Outstanding at beginning of year                    58,059,000        $    0.060         7.42       $ 1,141,400
Options granted                                     15,000,000             0.019         4.96           390,000
Options exercised                                            0               N/A          N/A                --
Options terminated                                 (10,125,000)              N/A          N/A               N/A
                                                   ------------       ----------    -----------     ------------
OPTIONS OUTSTANDING AT END OF 3RD QUARTER           62,934,000             0.054         7.42         1,531,400

                                                   ------------       ----------    -----------     ------------
OPTIONS EXERCISABLE AT END OF 3RD QUARTER           37,411,778        $    0.079         7.71       $   936,000

NOTE: ASSUMES ONLY OPTIONS ABOVE WATER ARE TO BE EXERCISED.

CALCULATION IS BASED ON CLOSING STICK PRICE OF $ .026 PER SHARE DATED
SEPTEMBER 28, 2007.


A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of December 31, 2006, and changes during the period ended September 30, 2007 is presented below:

                                                                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                          2007
                                                            ------------------------------------

                                                                                   WEIGHTED
                                                                                   AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION                          SHARES          FAIR VALUE
   -------------------------------------                    -----------------  -----------------
Outstanding at beginning of year                                  58,059,000        $      0.06
Options granted                                                   15,000,000              0.019
Options exercised                                                          0                N/A
Options vested                                                   (37,411,778)             0.089
Options terminated                                               (10,125,000)             0.016
                                                            -----------------  -----------------
NON VESTED AT END OF 3RD QUARTER                                  25,522,222        $     0.016

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

                                           2007
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                2.89 to 7.42

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

18. WARRANTS
    --------

At September 30, 2007, the Company had warrants outstanding that allow the holders to purchase up to 278,286,081 shares of common stock.

At September 30, 2007, the weighted average remaining contractual life of the warrants was approximately 27 months.

The number and weighted average exercise prices of the warrants for the period ended September 30, 2007 and 2006 are as follows:

                                                                                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                                 2007                                       2006
                                               ---------------------------------------     ----------------------------------------
                                                                          WEIGHTED                                       WEIGHTED
                                                                          AVERAGE                                        AVERAGE
                                                                          EXERCISE                                       EXERCISE
                                                      NUMBER               PRICE                    NUMBER                PRICE
                                               -----------------     ------------------     -------------------     ---------------

Outstanding at beginning of year                     339,979,838                 $0.020             215,373,361               $0.10
Warrants granted                                      10,000,000                    N/A             148,211,284                0.05
Warrants exercised / forfeited                       (71,693,757)                  0.005            (20,550,000)               0.015
Warrants terminated                                            0                    N/A                       0                 N/A

                                               -----------------                            -------------------
WARRANTS OUTSTANDING AT END OF  3RD QUARTER          278,286,081                 $0.016             343,034,645               $0.05
                                               =================     ==================     ===================     ===============

WARRANTS EXERCISABLE AT END OF  3RD QUARTER          278,286,081                 $0.016             343,034,645               $0.05
                                               =================     ==================     ===================     ===============

During the nine months ended September 30, 2007 a total of 61,098,313 warrants were exercised at an average price of $0.065. As a result the Company received cash proceeds of $240,300. A total of 10,595,444 warrants were forfeited due to warrants being exercised in a cashless basis.

See Note 14 in the accompanying notes to the financial statements for additional details.

During the nine months ended September 30, 2007 and 2006, the Company issued 10,000,000 and 140,919,090 warrants to Stockholders, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

The Company has restated previously issued 10-QSB for period ended March 31, 2006, June 30, 2006 and September 30, 2006 and the consolidated financial statements for matters relating to the proper treatment of conversion features embedded in the convertible debt financing transactions. The restatement is pursuant to EITF Nos. 00-19, 05-02, and SFAS No. 133. The accompanying financial statements for the period ended March 31, 2006, June 30, 2006 and September 30, 2006 have been restated to reflect the corrections. Accumulated deficit as of September 30, 2006 was decreased by $548,531 as a result of adjustments related to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously either in part or as a whole, were unrecorded liabilities during the nine months ended September 30, 2006.

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


THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED June 30, 2006 FINANCIAL STATEMENTS
ARE SUMMARIZED AS FOLLOWS:


                                                          PREVIOUSLY
                                                           REPORTED        CHANGE         RESTATED
                                                          -----------    -----------    -----------
                                                          (unaudited)                   (unaudited)
(unaudited)
                              BALANCE SHEET

Derivative liability                                               --        178,305        178,305
                                                          -----------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                     --        178,305        178,305

Convertible Note Discount                                     420,666        308,015        728,681
                                                          -----------    -----------    -----------
     TOTAL LONG TERM LIABILITIES                              420,666        308,015        728,681

                                                          -----------    -----------    -----------
         TOTAL LIABILITIES                                    420,666        486,320        906,986
                                                          ===========    ===========    ===========

Additional paid in capital                                 40,650,563       (888,341)    39,762,222
Accumulated deficit                                       (45,573,090)       402,021    (45,171,069)

                                                          -----------    -----------    -----------
         TOTAL STOCKHOLDERS EQUITY                         (4,922,527)      (486,320)    (5,408,847)
                                                          ===========    ===========    ===========

                 STATEMENT OF OPERATIONS - THREE MONTHS

Interest Income / (Expense)                                  (221,742)        27,583       (194,159)
Gain / (Loss)  derivative's                                 4,098,311             --      4,098,311
Other Income / (Expense)                                           --             --             --

                                                          -----------    -----------    -----------
         NET INCOME / (LOSS)                                3,876,569         27,583      3,904,152
                                                          ===========    ===========    ===========

                  STATEMENT OF OPERATIONS - SIX MONTHS

Interest Income / (Expense)                                (1,115,047)       176,543       (938,504)
Gain / (Loss)  derivative's                                   220,802             --        220,802
Other Income / (Expense)                                           --             --             --

                                                          -----------    -----------    -----------
         NET INCOME / (LOSS)                                 (894,245)       176,543       (717,702)
                                                          ===========    ===========    ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


19. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    -----------------------------------------------

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 31, 2006
-----------------------------------------------------

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 31, 2006 (UNAUDITED):

Increase /  (decrease) in interest expense                           $ (323,053)
Increase / (Decrease) in derivative expense                                   -
Increase / (decrease) in the fair value of debt derivative liability    244,034
Increase / (decrease) in the fair value of net convertible notes        339,353
Increase / (decrease) additional paid in capital                     (1,131,918)
Increase / (decrease) accumulated deficit                              (548,531)


THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 31, 2006 (UNAUDITED):

Total decrease of 2006 net loss                                     $   548,531


THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 31, 2006 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                                                 PREVIOUSLY
                                                                  REPORTED          CHANGE         RESTATED
                                                                -----------      -----------      -----------
                                                                (unaudited)                       (unaudited)
                                  BALANCE SHEET
                                  -------------

Derivative liability                                                     --          244,034          244,034
                                                                -----------      -----------      -----------
     TOTAL CURRENT LIABILITIES                                           --          244,034          244,034

Convertible Note Discount                                           678,524          339,353        1,017,877
                                                                -----------      -----------      -----------
     TOTAL LONG TERM LIABILITIES                                    678,524          339,353        1,017,877

                                                                -----------      -----------      -----------
         TOTAL LIABILITIES                                          678,524          583,387        1,261,911
                                                                ===========      ===========      ===========

Additional paid in capital                                       41,389,124       (1,131,918)      40,257,206
Accumulated deficit                                             (46,337,229)         548,531      (45,788,698)

                                                                -----------      -----------      -----------
         TOTAL STOCKHOLDERS EQUITY                               (4,948,105)        (583,387)      (5,531,492)
                                                                ===========      ===========      ===========

                     STATEMENT OF OPERATIONS - THREE MONTHS
                     --------------------------------------

Interest Income / (Expense)                                        (518,549)         146,510         (372,039)
Gain / (Loss)  derivative's                                         431,971               --          431,971
Other Income / (Expense)                                                 --               --               --

                                                                -----------      -----------      -----------
         NET INCOME / (LOSS)                                        (86,578)         146,510           59,932
                                                                ===========      ===========      ===========

                      STATEMENT OF OPERATIONS - NINE MONTHS
                      -------------------------------------

Interest Income / (Expense)                                      (1,633,596)         323,053       (1,310,543)
Gain / (Loss)  derivative's                                         652,773               --          652,773
Other Income / (Expense)                                                 --               --               --

                                                                -----------      -----------      -----------
         NET INCOME / (LOSS)                                       (980,823)         323,053         (657,770)
                                                                ===========      ===========      ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

20. SUBSEQUENT EVENTS
    -----------------

     o    CONVERTBLE DEBT CONVERSIONS

          During the period of October 1, 2007 through November 5, 2007 accredited investors converted $217,840 of convertible debt into 18,604,542 shares of the Company's restricted common stock.

     o    WARRANT EXERCISE

          On October 29, 2007, the company issued a total of 1,000,000 restricted common stock purchase warrants to an accredited investor for $6,530.00. The shares were issued at a price of $.00653 per share.

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

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, Alltel Wireless, Inland Cellular, Nex-Tec Wireless, Rural Independent Networks and several additional telecom service providers throughout the United States.

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

The Company recently signed a deployment contract with TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, on June 18, 2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The IRIS marketing campaign also began in June 2007. The MobileVoice (IRIS) service has tested and performed very well as anticipated, with full launch to TELNOR subscribers which occurred on October 5, 2007. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. As additional marketing steps, TELNOR is scheduled to begin TV advertisements beginning in December along with including IRIS in all new TELNOR accounts as a standard service. Additionally, TELNOR will include IRIS as a standard service to all DSL subscribers. We feel these marketing steps will outperform TELMEX expectations, which would lead to a national TELMEX launch. We anticipate a national TELMEX launch occurring in Q1, 2008. We have recently sent volume pricing to TELMEX in preparation for this launch. TELMEX is very positive regarding the IRIS service and we feel confident that a national launch will occur.

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $1.25 USD monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers.

The Company recently signed an agreement to deploy MobileVoice services with Mohave Wireless. This service is anticipated to be launched to Mohave Wireless subscribers sometime in December, 2007. The MobileVoice service will be included as a standard service for all Mohave Wireless subscribers.

The Company recently signed a Teaming Agreement with Motorola to work together to broaden Motorola's offerings to Motorola customers. These offering could include solutions such as One Voice's MobileVoice along with media control and voice search. We are currently working with Motorola on joint proposals to Motorola carrier customers along with adding voice search capabilities to existing Motorola multi-media products for access to a mobile phone users' music library from their mobile phone.

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

The Company has been working with a tier-one PC manufacturer to develop a PC based voice control solution. This solution is based on the Company's Media Center Communicator product but is targeted to music access using voice control as an initial product offering.

The Company recently launched is Media Center Communicator product designed for Microsoft Windows Vista operating system. Additionally, the Company recently signed distribution agreements with Navarre Corporation and Ingram Micro as software distributors for Media Center Communicator. Additionally, One Voice's Media Center Communicator is now available in-store at Fry's Electronics and online at CompUSA.com, Buy.com along with several others.

On August 15, 2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project.

In summary, since the beginning of 2007, the Company has deployed services with telecom carriers and began recognizing recurring a revenue stream. Management believes the Company's transition into the revenue recognition phase is very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers. For the nine months ended September 30, 2007, the Company has experienced revenue growth of $196,917 or 61% respectively.

The management team remains committed to generating short and long-term revenues significant enough to fund daily operations, expand the intellectual property portfolio and development of cutting edge solutions and applications for the emerging speech recognition market sector which should build shareholder value.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended September 30, 2007 and 2006.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                          THREE MONTHS ENDED     FAV/ (UN FAV)   PERCENTAGE
                                     SEPTEMBER 30,  SEPTEMBER 30,   CHANGE        CHANGE
                                         2007          2006
                                      -----------   -----------   -----------    ----------
                                                    (RESTATED)
Net Revenue                           $   157,478   $   151,952   $     5,526            4%
Cost of goods sold                        104,537        17,449       (87,088)        -499%

                                      -----------   -----------   -----------    ----------
     GROSS PROFIT                          52,941       134,503       (81,562)         -61%

General and administrative expenses       581,075       812,338       231,263           28%
Other income (expense)                    884,971       (86,301)      971,272        1,125%

                                      -----------   -----------   -----------    ----------
     NET INCOME BEFORE INCOME TAX         356,837      (764,136)    1,120,973          147%

Income tax expense                             --            --            --            0%

                                      -----------   -----------   -----------    ----------
Net income (loss)                     $   356,837   $  (764,136)  $ 1,120,973          147%
                                      ===========   ===========   ===========    ==========

REVENUES
--------

Net revenues totaled $157,478 and $151,951 for the three months ended September 30, 2007 and 2006, respectively. Increased revenues of $5,527 4%.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended September 30, 2007 and 2006 totaled $104,537 and $17,449, respectively. The increase in cost of goods sold of $87,088 499% between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional. The increase in cost of goods sold is offset by a corresponding decrease in general and administrative expenses.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $581,075 and $812,338 for the three months ended September 30, 2007 and 2006, respectively. The decrease of $231,263 28% between the two periods was due to overall budget reductions in 2007 and the reclassification of operating expenses to cost of goods sold as mentioned above.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $284,861 and $873,056 for the three months ended September 30, 2007 and 2006, respectively. The decrease of $588,195 68% between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

ACCOUNTING AND LEGAL
--------------------

Accounting, Legal and consulting totaled $86,870 and $49,118 for the three months ended September 30, 2007 and 2006, respectively. The increase of $37,752 77% between the two periods was due SB-2 filing fees, legal fees relating to patent renewals and legal fees related to the legal settlement agreement with La Jolla Cove Investors Inc. Legal expenses are expected to decrease due to the settlement with La Cove Investors Inc.

Refer to note 7. Settlement agreement liability in the accompanying financial footnote section for details.

OTHER INCOME (EXPENSE)
----------------------

Other income totaled $884,971 and expense of ($86,301) for the three months ended September 30, 2007 and 2006, respectively. A expense decrease of $971,272 1,125%.

                        OTHER INCOME / (EXPENSE) SUMMARY


                                                          THREE MONTHS ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007            2006
                                                    -----------     -----------

Interest expense                                    $  (301,673)    $  (518,549)

Gain on warrant and debt derivative                   1,410,486         431,971

Other income / (expense)                               (223,842)            277
                                                    -----------     -----------

                     TOTAL OTHER INCOME             $   884,971     $   (86,301)

         Other income (expense) consist of interest expense, gain (loss) on warrant / debt derivative liability and other misc.

                  Details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                2007             2006
                                          ----------------  ----------------

Debt issue cost                           $       114,221   $        44,317
Discount amortization                             141,747           452,569
Accrued interest                                   45,705            40,563
Other / penalties                                      --           (18,900)
                                          ----------------  ----------------
       TOTAL                              $       301,673   $       518,549


For three months ended September 30, 2007 and 2006, interest expense was $301,673 compared to $518,549 respectively. The decrease of $216,876 42% between the two periods was due to:

         o the timing of debt conversions which effect both issue cost and discount amortization expenses.

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

For the three months ended September 30, 2007 and 2006, interest expense related to debt issue costs was $114,221 compared to $44,317, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended September 30, 2007, and 2006, interest expense related to the amortization of discount was $141,747 compared to $452,569 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended September 30, 2007 and 2006.

For the three months ended September 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $45,705 compared to $40,563, respectively.

4. Other / misc. for the three months ended September 30, 2007 and 2006, was approximately $0 compared to income of ($18,900) respectively. The income of $18,900 in 2006 relates to interest expenses being properly re-classed to general and administrative expense in 2006.

(LOSS) ON DEBT DERIVATIVES
--------------------------

For the three months ended September 30, 2007 losses recorded on debt derivatives were ($605,090) and $0 was recorded during the periods ended September 30, 2007 and 2006 respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

GAIN ON WARRANT DERIVATIVES
---------------------------

For the three months ended September 30, 2007 and 2006, gains recorded on warrant derivatives were $2,015,576 compared to a gain of $431,971 respectively.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

OTHER INCOME (EXPENSE)
----------------------

For the three months ended September 30, 2007 and 2006, other expense net was approximately ($223,842) compared to other income of $277 respectively. The increase over the prior period was due to warrants being exercised pursuant to a cashless exercise.

See Note 14 in the accompanying notes to the financial statements for a full description of the nature of this transactions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH (INCOME) / EXPENSES EFFECTING OPERATING ACTIVITIES
------------------------------------------------

Non-cash related (income) / expense items of ($849,087) are reflected in the three months ended September 30, 2007, consist of the following items:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                                   2007
                                                               -----------

Depreciation and amortization                                       17,611
Stock compensation expense                                          89,494
Stock issuance for exchange of debt                                 33,000
Amortization of note discount                                      141,747
Interest payable related to convertible debt                        45,705
(Gain) on warrant and debt derivatives                          (1,410,486)
Cashless warrant
exercise                                                           233,842
                                                               -----------
TOTAL NON-CASH RELATED (INCOME)                                   (849,087)


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

At September 30, 2007, the Company had a working capital deficit of $9,210,814 as compared with a working capital deficit of $5,101,162 at December 31, 2006. The increase in deficit of $4,109,652 consists primarily of the following:

     o    Increase in derivative liability of $2,145,663
     o    Increase in accrued expenses of $107,291
     o    Increase in revolving line of credit of $804,462
     o    Increase in license agreement liability of $153,500

Net cash used for operating activities is $1,045,559 for the nine months ended September 30, 2007 compared to $2,216,591 for the nine months ended September 30, 2006.

Net cash used for investing activities is $13,609 for the nine months ended September 30, 2007 compared to $108,490 for the nine months ended September 30, 2006.

Net cash provided by financing activities is $1,034,423 for the nine months ended September 30, 2007 compared to $2,246,187 for the nine months ended September 30, 2006. See details below.


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

The original Revolving Credit Note agreement has been amended five times during the nine months ended September 30, 2007. The amendments increased the maximum borrowing by the Company to an amount of $1,280,000.

Since inception the Company has borrowed $1,105,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,046,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2007 the outstanding principal amount owed to the Investors is $1,046,462. Interest accrued on the outstanding principal is $32,566 as of September 30, 2007.

See Note 11 in the accompanying notes to the financial statements for additional detail.

The following is a discussion that relates to certain financial transactions and the results for the nine months ended September 30, 2007 and 2006.

                                           NINE MONTHS ENDED        FAV/ (UN FAV)  PERCENTAGE
                                     SEPTEMBER 30,  SEPTEMBER 30,      CHANGE        CHANGE
                                         2007           2006
                                      -----------    -----------    -----------    -----------
                                                     (RESTATED)

Net Revenue                           $   520,017    $   323,101    $   196,916             61%
Cost of goods sold                        298,757         54,509        244,248           -448%
                                      -----------    -----------    -----------    -----------
     GROSS PROFIT                         221,260        268,592        (47,332)           -18%

General and administrative expenses     1,921,162      2,765,790        844,628             31%
Other income (expense)                 (4,105,995)    (1,175,116)    (2,930,879)          -249%

                                      -----------    -----------    -----------    -----------
     NET LOSS BEFORE INCOME TAX        (5,805,897)    (3,672,314)    (2,133,583)           -58%

Income tax expense                            800            800             --              0%

                                      -----------    -----------    -----------    -----------
Net loss                              $(5,806,697)   $(3,673,114)   $(2,133,583)           -58%
                                      ===========    ===========    ===========    ===========

REVENUES
--------

Net revenues totaled $520,017 and $323,101 for the nine months ended September 30, 2007 and 2006, respectively. Increased revenues of $196,916 61% between the two periods was attributable to 3 new MobileVoice customers.

COST OF GOODS SOLD
------------------

Cost of goods sold for the nine months ended September 30, 2007 and 2006 totaled $298,757 and $54,509, respectively. The increase in cost of goods sold of $244,248 448% between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional. The increase in cost of goods sold is offset by a corresponding decrease in general and administrative expenses.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

Operating expenses totaled $1,921,162 and $2,765,791 for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $844,629 31% between the two periods was due to overall budget reductions and the reclassification of operating expenses to cost of goods sold as mentioned above.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $873,056 and $1,164,421 for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $291,365 25% between the two periods was due to headcount reductions.

ACCOUNTING AND LEGAL
--------------------

Accounting, Legal and consulting totaled $302,383 and $188,897 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $113,486 60% between the two periods was due to the following:

         o Increased year end 2006 audit fees due to the transition of audit firms and filing fees incurred for the filing of the registration statement on Form SB-2. In previous years the audit fees were being expenses as incurred, in 2007 all fees are being properly accrued based on conservative estimates. The SB-2 filings continue to need the consent of both the prior auditors and the current auditors, the need for both auditors consent will be eliminated by year end 2007.

         o Legal fees relating to patent renewals and legal fees related to the legal settlement agreement with La Jolla Cove Investors Inc. Legal expenses are expected to decrease due to the settlement with La Cove Investors Inc.

Refer to note 7. Settlement agreement liability in the accompanying financial footnote section for details.


OTHER INCOME (EXPENSE)
----------------------

Other expense totaled $(4,105,995) and an expense of $(1,175,116) for the nine months ended September 30, 2007 and 2006, respectively. An expense increase of $2,930,879 249%.

                        OTHER INCOME / (EXPENSE) SUMMARY

                                                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007             2006
                                                    -----------     -----------

Interest expense                                    $  (791,636)    $(1,633,596)
Gain / (loss) on warrant and debt derivative         (2,943,253)        652,773
Other income / (expense)                               (371,106)       (194,293)

                                                    -----------     -----------
                                                    $(4,105,995)    $(1,175,116)

o Other income (expense) consist of interest expense, settlement / other expense, gain (loss) on warrant / debt derivative liability and other misc. Details below.

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  NINE MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                2007             2006
                                          ----------------  ----------------

Debt issue cost                           $       276,443   $       114,296
Discount amortization                             383,881         1,418,829
Accrued interest                                  127,911           119,371
Other / penalties                                   3,401           (18,900)
                                          ----------------  ----------------
       TOTAL                              $       791,636   $     1,633,596

For three months ended September 30, 2007 and 2006, interest expense was approximately $791,636 compared to $1,633,596 respectively. The decrease of $841,960 52% between the two periods was due to an overall increase of convertible debt conversions in 2006. Upon conversion of debt the amortization of debt issue cost and discount is accelerated accordingly. For the period ended September 30, 2007 and 2006, $235,643 and $1,480,037 of debt was converted into common stock respectively.

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

For the nine months ended September 30, 2007 and 2006, interest expense related to debt issue costs was $276,443 compared to $114,296, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended September 30, 2007, and 2006, interest expense related to the amortization of discount was $383,881 compared to $1,418,829 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the nine months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $127,911 compared to $119,371, respectively.

4. Other / misc. for the nine months ended September 30, 2007 and 2006, was approximately an expense of $3,401 compared to income of $18,900 respectively. The income of $18,900 in 2006 relates to interest expenses being properly re-classed to general and administrative expense in 2006.


LOSS ON DEBT DERIVATIVES
------------------------

For the nine months ended September 30, 2007 and 2006, losses recorded on debt derivatives were approximately $(650,728) compared to $0 respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

LOSS ON WARRANT DERIVATIVES
---------------------------


For the nine months ended September 30, 2007 and 2006, losses recorded on warrant derivatives was approximately $(2,292,525) compared to a gain of $652,773 respectively.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of these transactions.

OTHER INCOME (EXPENSE)
----------------------

For the nine months ended September 30, 2007 and 2006, other expense was approximately ($371,106) compared to ($194,293) respectively.

Other expense of $371,106 for the period ended September 30, 2007 consisted primarily of warrants being issued pursuant to a cashless exercise during the nine months ended September 30, 2007.

See Note 14 in the accompanying notes to the financial statements for additional details.

Other expense for the period ended September 30, 2006 of $194,293 is attributable to a one time settlement for the exchange of services. Payment was in the form of the Companys restricted common stock.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING OPERATING ACTIVITIES
------------------------------------------------

Non-cash related (income) / expense items of $4,256,653 are reflected in the nine months ended September 30, 2007, consist of the following items:

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                     2007
                                                                 -----------


Depreciation and amortization                                         63,469
Stock compensation expense                                           163,060
Stock issuance for exchange of debt                                  781,960
Amortization of note discount                                        383,881
Interest payable related to convertible debt                         127,911
Loss on warrant and debt derivatives                               2,943,253
Loss on cashless warrant exercise                                    393,119
                                                                 -----------
TOTAL NON-CASH RELATED EXPENSE                                     4,856,653

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

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the nine months ended September 30, 2007 and 2006.


NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------

                                                     Nine months ended
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                      2007           2006
                                                 ------------   ------------

Private placement                                $         --   $    112,000
Warrant exercise                                      240,300        300,200
Convertible debt financing net of debt issue cost     195,000      1,833,987
Discount on convertible debt financing               (202,405)            --
Revolving line of credit net of paydown               806,462             --
                                                 ------------   ------------
TOTAL FINANCING ACTIVITY                         $  1,039,357   $  2,246,187
                                                 ============   ============




CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------

                                                     NINE MONTHS ENDED
ISSUANCE SUMMARY
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 2007                  2006
                                             ------------          ------------

Principal                                    $    420,000          $  2,005,000
Warrants issued A&B                            10,000,000           140,917,090


                                                     NINE MONTHS ENDED
CONVERSION SUMMARY
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 2007                  2006
                                             ------------          ------------

Principal Converted                          $    235,643          $  1,480,037
Shares converted                               28,338,000           119,907,000
Average share conversion price               $     0.0083          $     0.0123

See Note 13 a. in the accompanying notes to the financial statements for additional detail.

COMMON STOCK
------------

The following is a summary of transactions that had an impact on equity:

                                                                               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                                         2007                                      2006
                                                               AVERAGE                                   AVERAGE
                                                 SHARES         SHARE                      SHARES         SHARE
                                                 ISSUED         PRICE        VALUE         ISSUED         PRICE         VALUE
                                               -----------     ------     -----------     -----------     ------     -----------

Debt conversions                                28,338,257     0.0083         235,643     119,907,277     0.0123       1,480,037
Issuance of stock in exchange for services       9,340,435     0.0195         181,960       3,000,000     0.0335         100,500
Warrant exercise                                61,098,313     0.0104         633,419      20,550,000     0.0146         300,200
Private placement                                       --        N/A              --      17,000,000        N/A         332,000
Shares in escrow                                30,000,000     0.0200         600,000              --        N/A              --
                                               -----------     ------     -----------     -----------     ------     -----------
Total                                          128,777,005     0.0128       1,651,022     160,457,277     0.0138       2,212,737

See Note 13 a. in the accompanying notes to the financial statements for additional detail.


FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding along with the proceeds borrowed from the revolving line of credit, which have financed the Company since 2001. The losses through the nine months ended September 30, 2007 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees and licensing costs. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

WE HAVE A HISTORY OF LOSSES. WE MAY CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the nine months ended September 30, 2007 and 2006, the Company incurred a net loss of $5,806,697 and $3,673,114 respectively, an increase of $2,133,583 58%. A large part of the discrepancy between 2007 and 2006 is due to a non-cash loss differential of ($3,596,026) between 2007 and 2006 due to warrant and debt derivative liability re-valuation.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. Furthermore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such disclosure controls and procedures were not effective since our annual report on Form 10-KSBA for the year ended December 31, 2006, was filed late. We are in the process of determining how filing delays may be avoided in the future.

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

ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, which management estimates will cost approximately $50,000.; and

iii) Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $40,000 per annum. On March 12, 2007 the Company engaged an outside consulting firm that specializes in the accounting for derivative instruments that are embedded within the Company's financing transactions. The Company will continue to engage the firm in order to ensure proper treatment.

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

On August 23, 2007, the Company entered into a Settlement Agreement and Mutual Release with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which we agreed with LJCI to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action") for a total amount owed of $408,594.48 (the "Owed Amount"). Under the Settlement Agreement dated August 23, 2007, the parties reached a final resolution with respect to such Owed Amount whereby (i) LJCI shall receive $200,000 within 15 days of the date of the Agreement and (ii) the difference between the Owed Amount and $200,000 shall be payable at a later date (the "Remaining Owed Amount"). The payment of the Remaining Owed Amount shall be made to LJCI in the following manner:

      o Concurrently with the execution of the Agreement, the Company shall transfer to an independent escrow agent, on behalf of LJCI, all right, title and interest to 30,000,000 shares of Common Stock of the Company (the "Escrow Shares"), issued in 30 increments of 1,000,000 shares. On the one year anniversary of the Agreement, 1,000,000 Escrow Shares shall be released to LJCI whereby LJCI shall be able to sell such shares in open market transactions provided such sales do not exceed more than 14% of the corresponding daily volume of such shares on the trading market on which the Company's securities are sold. LJCI shall continue to receive the Escrow Shares, provided they satisfy the volume limitation set forth above and LJCI's ownership of the Company's common stock does not exceed 4.99% of the Company's then issued and outstanding shares of common stock, until the Remaining Owed Amount is satisfied;

      o Upon notice from LJCI that the Remaining Owed Amount has been satisfied by the sale of the Escrow Shares either (i) Alpha Capital Ansalt ("Alpha") shall have the ability within 15 business days to purchase any remaining Escrow Shares at a 20% discount to the current market price of the shares or (ii) if Alpha does not exercise its right to purchase the shares, the Company shall have the ability to redeem the remaining Escrow Shares within 5 business days.

      o At anytime while the Remaining Owed Amount is outstanding, the Company or Alpha may pay in cash to LJCI an amount equal to the Remaining Owed Amount and either (i) Alpha shall have the ability within 15 business days to purchase any remaining Escrow Shares at a 20% discount to the current market price of the shares or (ii) if Alpha does not exercise its right to purchase the shares, the Company shall have the ability to redeem the remaining Escrow Shares within 5 business days.

      LJCI has contractually agreed to restrict their ability to exercise the Escrow Shares such that the number of shares of the Company common stock held by it does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

      Upon receipt of the Owed Amount, LJCI will file a Satisfaction of Judgment in the appropriate court and grant the Company a release from any and all actions related to the Action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

The securities described below represent our securities sold by us for the period starting January 1, 2007 and ending September 30, 2007 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the nine months ended September 30, 2007 a total of 37,126,855 warrants were exercised at an average price of $0.0065. As a result the Company received cash proceeds of $240,300.

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

During the nine months ended September 30, 2007 approximately 23,971,458 warrants were issued on a cashless basis and 34,566,902 warrants were forfeited.

SHARES IN ESCROW
----------------
On August 23, 2007 the Company issued 30,000,000 shares of the Company's restricted common stock valued at $600,000. The shares were put into an independent 3rddparty escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc.

See Note 7 in the accompanying notes to the financial statements for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the nine months ended the Company issued a total of 9,340,435 Shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees and outside consulting fees. The services were valued at approximately $181,960.

The above transactions were granted in lieu of cash payment to satisfy the debt.

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


                                  ONE VOICE TECHNOLOGIES, INC.,
                                  A NEVADA CORPORATION


DATE:  November 16, 2007          BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                  AND FINANCIAL OFFICER)