Form 10KSB
period 2007-12-31
ONE VOICE TECHNOLOGIES INC
filed 2008-04-04
CIK 1096088

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2007


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended December 31, 2007 were $702,430.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2008, based on the average of the closing bid of $0.0095 of one share of the Common Stock of the Company was $7,361,209.

As of December 31, 2007 the issuer had 738,246,749 shares of common stock outstanding.

As of March 25, 2008 the issuer had 777,674,886 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE
                                                                          ----

Part I
------
Item 1.  Description of Business                                           3 - 6
Item 2.  Description of Property                                             7
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Security Holders                 7


Part II
-------
Item 5.  Market for Common Equity and Related Stockholder Matters         8 - 10
Item 6.  Management's Discussion and Analysis or Plan of Operation       11 - 19
Item 7.  Financial Statements                                               20
Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         21
Item 8A. Controls and Procedures                                            21
Item 8B. Other Information                                                  21


Part III
--------
Item 9.  Directors, Executive Officers, Promoters, Control Persons and
           Corporate Governance; Compliance With Section 16(a) of
           the Exchange Act                                              22 - 25
Item 10. Executive Compensation                                          25 - 27
Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  28
Item 12. Certain Relationship and Related Transactions, and Director
           Independence                                                     28
Item 13. Exhibits                                                        29 - 32
Item 14. Principal Accountant Fees and Services                             33

PART 1
------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

INTRODUCTION
------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, Inland Cellular, Nex-Tec Wireless, Mohave Wireless and several additional telecom service providers throughout the United States. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

The Company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol ONEV. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

ONE VOICE OFFERINGS
-------------------

Network and Enterprise - Messaging
----------------------------------

         Email Access

     One Voice's email access is designed to be the most powerful and versatile solution on the market. With email access, users take full control of their email account from any phone worldwide. They can easily find important messages and respond to one person or groups in seconds. Works with 100% of all handsets for immediate deployment to your entire subscriber base or enterprise workforce. Supports all major email providers including: Yahoo! Mail, Hotmail, Gmail, AOL Mail, POP3 and IMAP.

         Voice-to-SMS

     One Voice's Voice-to-SMS solution allows wireless and wireline operators along with enterprises to offer true mobility for outbound generated text messaging services. The industry's first completely hand-free text messaging service leads the way for driver safety legislation with fast accurate message delivery keeping the drivers eyes on the road at all times. Compose an SMS message by voice to anyone in your personal address book or corporate directory, simply speak the message and send it as an SMS text message to a single or multiple phone(s).

         Voicemail-to-SMS

     One Voice's Voicemail-to-SMS solution allows wireless and wireline operators along with enterprises to offer immediate message delivery of inbound voicemail audio messages converted to text and sent as an SMS to your phone. Never miss an important message again!


Network and Enterprise - Voice Communications
---------------------------------------------

         Voice Dialing

     One Voice's Voice Dialing solution allows wireless and wireline operators along with enterprises to offer 100% hands-free voice dialing of any contacts in your personal address book. Syncs with Outlook and Lotus Notes allowing for thousands of contacts to be setup in minutes.

         Group Calling

     One Voice's Group Calling solution allows wireless and wireline operators along with enterprises to offer spontaneous group calling for up to 64 participants in a preset group. Targeted for the youth market for easy group chat with powerful full-duplex acoustic echo-canceling technology for crystal clear calling.

         Spontaneous Audio Conferencing

     One Voice's Group Calling solution allows wireless and wireline operators along with enterprises to offer spontaneous group calling for up to 64 participants. Features include: customizable message greeting; moderator touch-tone control; moderator dial-out during conference; up to 64 participants; available anytime. Targeted for the mobile professional for reservationless on-the-fly conferencing to business colleagues, anywhere, anytime with powerful full-duplex acoustic echo-canceling technology for crystal clear calling.


Network and Enterprise - Directory Assistance
---------------------------------------------

     One Voice's directory assistance is the industry's most powerful 411-business and residential lookup along with corporate enterprise names directory lookup. Our solution is the only commercially available telephony directory assistance in-use today that allows for residential names lookup (White Pages). One Voice's powerful 411 solutions allow for complex name searches, such as: "The Smith Family", "Jim and Mary Smith", "James Smith", "Mary and Jim Smith" and "J and M Smith". No other company has the power of our patented voice search technology to handle both Yellow and White Pages automated search.


Digital Home - Media Center Communicator
----------------------------------------

Imagine walking into your home and simply speaking to play music, watch TV, read and send e-mail, call to order a pizza and more. Now, with Media Center Communicator(, you have full control of your Digital Home using only your voice.

Voice-Activated Music
Works with iTunes and Windows Media Player.

Voice-Activated Photos
Command your photos to come alive by simply saying the album name.

Voice-Activated TV and Movies
Instantly access your recorded shows and movie collection using only your voice.

Voice-Activated Skype
Works with Skype to place calls anywhere in the world.

Voice-Activated Email
Works with most popular email providers.

Media Center Communicator (MCC) is software, designed specifically for Windows Vista Media Center, that allows users to simply speak to access the content they desire using voice recognition. MCC requires No Voice Training and No Programming so it is ready to use right out of the box.

MSRP $79.95 and available through the following retailers: Fry's Electronics, Target.com, Walmart.com, Dell.com, Amazon.com, J&R, Newegg and Micro Center.

Digital Home - VoiceTunes
-------------------------

     VoiceTunes(TM) is the ultimate companion to your digital music collection! It works directly with your existing iTunes and Windows music libraries.

     Just speak commands like "Play Artist The Rolling Stones" or "Play Rock Music" to enjoy your music without clicking through menus and folders.

     VoiceTunes installs quickly and works right out of the box with no voice training required!

     MSRP $29.95.


Mobility - Intel Based Mobile Internet Device (MID)
---------------------------------------------------

     One Voice has developed a complete suite of voice activated solutions for the new sector of Mobile Internet Device (MIDs) allowing consumers to play music, view photos, videos and full Internet searching all through voice control. One Voice is currently working with Intel and jointly presenting this solution to several OEM's for mass consumer distribution in 2008.


Mobility - MobileVoice for StreetDeck
-------------------------------------

     One Voice has developed a complete voice solution add-on for StreetDeck. StreetDeck is a leading navigation and infotainment solution for mobile PC's and Ultra Mobile PC's (UMPC's).

     MSRP $29.95 with beta testing beginning in April, 2008 and general availability July, 2008.

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

EMPLOYEES
---------

As of December 31, 2007, we have 6 full-time employees and 5 consultant/part-time employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are strong and committed to the best interest of the company. We consider our relations with our employees to be good.

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

WE HAVE A HISTORY OF LOSSES. WE MAY CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the year ended December 31, 2007 and 2006, the Company incurred a net loss of $4,049,133 and $4,418,844 respectively, a decrease of $369,711 or 8%.

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control.

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

The Company has aggressively sought measures to reduce their monthly operating expenditures. Overall cost reduction has come from a series of measures including reduction in head-count by eliminating all part-time workers, placing some full-time employees on part-time status, reducing license agreement costs and reducing additional operating overhead. Given these cost cutting measures, the Company feels it can better reach operationally break-even by decreasing operating expenses while increasing our revenue stream by acquiring additional customers contracts.


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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

FACILITIES
----------

The Company's headquarters are located at 4250 Executive Square, Suite 770, La Jolla, California. The Company leases its facility under a lease that expires in December 2010. The size of our office is 5,162 square feet. Rent expense, net of sublease income, amounted to $147,738 and $220,908 for the years ended December 31, 2007 and 2006 respectively. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.


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

                                                       Low       High
                                                       ---       ----

2006
First Quarter                                          .02        .22
Second Quarter                                         .01        .04
Third Quarter                                          .01        .02
Fourth Quarter                                         .01        .02

2007
First Quarter                                          .01        .05
Second Quarter                                         .02        .04
Third Quarter                                          .02        .03
Fourth Quarter                                         .01        .03

2008
First Quarter*                                         .09       .016

*Through March 25, 2008

As of March 14, 2008, our common stock shares were held by 122 stockholders of record and we had 774,864,069 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

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

UNREGISTERED SALES OF EQUITY SECURITIES
---------------------------------------
The securities described below represent our securities sold by us for the period starting January 1, 2007 and ending December 31, 2007 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH
--------------------------

During the year ended December 31, 2007 a total of 39,126,855 warrants were exercised at an average price of $0.006. As a result the Company received cash proceeds of $253,360. The shares were issued pursuant to an exemption under
Section 4(2) of the Securities Act of 1933.

All proceeds from the above transactions were used to fund normal operating expenses incurred by the Company.

ISSUANCE OF WARRANTS ON A CASHLESS BASIS
----------------------------------------

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

During the year ended December 31, 2007 approximately 23,971,458 warrants were issued on a cashless basis and 34,566,902 warrants were forfeited. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

SHARES IN ESCROW
----------------

On August 23, 2007, the Company issued 30,000,000 shares of the Company's restricted common stock valued at $600,000. The shares were put into an independent 3rd party escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

See Item 3 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the year ended December 31, 2007, the Company issued a total of 11,443,921 Shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees, outside consulting fees and interest owed. The services were valued at approximately $220,534. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, Mohave Wireless, Inland Cellular, Nex-Tec Wireless, Rural Independent Networks and several additional telecom service providers throughout the United States.

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

The Company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions, which we believe, may result in increased deployments and revenue stream. The product offerings will encompass both MobileVoice(TM) suite of solutions as well as our Directory Assistance 411 service.

In 2006, the Company signed a deployment contract with the residential group within TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, in October, 2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The MobileVoice (IRIS) service has tested and performed very well as anticipated. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. We are now working with both the residential and small, medium business (SMB) groups within TELMEX for coordinate a national launch for IRIS in both groups. We are confident this national launch will happen in the coming months. The revenue generated from of a national launch with TELMEX should have a material impact on the Company.

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $1.25 USD monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We are planning on having our service ready for testing by MTNL in early May, 2008. MTNL will then have a 3 month testing period after which revenue generation to the Company will commence. The revenue generated from this launch with MTNL should have a material impact on the Company.

The Company recently signed an agreement to deploy MobileVoice services with Mohave Wireless. This service was launched to Mohave Wireless subscribers in February of 2008. The MobileVoice service will be included as a standard service for all Mohave Wireless subscribers.

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

The Company is currently in a test phase with a national yellow pages provider that is evaluating our automated 411 voice search service for automated directory lookup. The target launch of this service would be this year if selected.

EMBEDDED SECTOR
---------------

On August 15, 2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project. We have been working closely with Intel engineers to add voice control to their Moblin operating system. We have recently demonstrated this capability in the Intel booth at the 2008 Consumer Electronics Show, Mobile World Congress and the upcoming Intel Developers Forum. We have also ported our software to RedFlag Linux. Both RedFlag Linux and Moblin are the primary operating systems used on Mobile Internet Devices (MIDs). Both One Voice and Intel have jointly presented our voice solution to several MID OEM's and we have initial confirmation that our software will be bundled on a major OEM's MID for launch in Q4 of 2008.

PC SECTOR
---------

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 and Microsoft Windows Vista to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice. The company recently launched a new retail product called VoiceTunes. VoiceTunes allows users to voice control their entire music library including Apple iTunes and Windows Media. This product is similar to our flagship product Media Center Communicator but is very focused on music. The feedback from retailers has been very positive and we are now preparing for have VoiceTunes available on retail store shelves by this summer.

In summary, since the beginning of 2007, the Company has deployed services with telecom carriers and began recognizing a recurring revenue stream. Management believes the Company's transition into the revenue recognition phase is very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the year ended December 31, 2007 and 2006.

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                             YEAR ENDED          FAV/ (UN FAV)   PERCENTAGE
                                      DECEMBER 31,  DECEMBER 31,    CHANGE        CHANGE
                                         2007          2006
                                      -----------   -----------   -----------    ----------

Net Revenue                           $   702,430   $   690,540   $    11,890            2%
Cost of goods sold                        392,581       162,682      (229,899)        -141%

                                      -----------   -----------   -----------    ----------
     GROSS PROFIT                         309,849       527,858      (218,009)         -41%

General and administrative expenses     2,548,963     3,515,336       966,373           27%
Other (expense)                        (1,809,219)   (1,430,566)     (378,653)         -26%

                                      -----------   -----------   -----------    ----------
     NET LOSS BEFORE INCOME TAX        (4,048.333)   (4,418,044)      369,711            8%

Income tax expense                            800           800           --             0%

                                      -----------   -----------   -----------    ----------
Net loss                              $(4,049,133)  $(4,418,844)  $   369,711            8%
                                      ===========   ===========   ===========    ==========

REVENUES
--------

Net revenues totaled $702,430 and $690,540 for the year ended December 31, 2007 and 2006, respectively. Increased revenues of $11,890 or 2%.

COST OF GOODS SOLD
------------------

Cost of goods sold for the year ended December 31, 2007 and 2006 totaled $392,581 and $162,682, respectively. The increase in cost of goods sold of $229,899 or 141% between the two periods was due to the reclassification of expenses during 2007 that previously had been recorded as general and administrative expenses. These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional. The increase in cost of goods sold in 2007 is offset by a corresponding decrease in general and administrative expenses in 2007.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $2,548,963 and $3,515,336 for the year ended December 31, 2007 and 2006, respectively. The decrease of $966,373 or 27% between the two periods was due to overall budget reductions in 2007 and the reclassification of operating expenses to cost of goods sold as mentioned above.

SALARY AND COMPENSATION
-----------------------

Salary and wage expenses totaled $1,183,612 and $1,529,329 for the year ended December 31, 2007 and 2006, respectively. The decrease of $345,717 or 23% between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees related to being a public entity of $322,545 and $239,606 for the year ended December 31, 2007 and 2006, respectively. The increase of $82,939 or 35% between the two periods was due registration statement filing fees and the under accrual of 2006 audit fees due to transitioning from audit firms.

OTHER INCOME (EXPENSE)
----------------------

Other expense totaled ($1,809,219) and ($1,430,566) for the year ended December 31, 2007 and 2006, respectively. A expense increase of $378,653 or 26%.

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability
     o    Other misc.

See details below.

                        OTHER INCOME / (EXPENSE) SUMMARY


                                                            YEAR ENDED
                                                   December 31,     DECEMBER 31,
                                                       2007            2006
                                                    -----------     -----------

Interest (expense)                                  $(1,151,648)    $(1,579,327)
Settlement (expense)                                         --        (100,500)
Gain (loss) on warrant and debt derivative             (679,584)        242,970
Other income / (expense)                                 22,013          6,291
                                                    -----------     -----------

                     TOTAL OTHER (EXPENSE)          $(1,809,219)    $(1,430,566)


INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                      YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                2007              2006
                                          ----------------  ----------------

Debt issue cost                           $       357,896   $       151,690
Discount amortization                             614,016         1,296,327
Accrued interest                                  174,000           127,783
Other / penalties                                   5,736             3,527
                                          ----------------  ----------------
       TOTAL                              $     1,151,648   $     1,579,327


For year ended December 31, 2007 and 2006, interest expense was $1,151,648 compared to $1,579,327 respectively. The decrease of $427,679 or 27% between the two periods was due to:

     o The amount and timing of debt conversions into equity which effect both issue cost and discount amortization expenses. Conversions of debt accelerate the amortization of both the issue cost and discount.

Upon conversion of convertible debt into equity, both the debt issue cost and discount costs associated are prorated accordingly and expensed immediately. If no conversions occur, the debt issue cost and discount costs are expensed over the life of the convertible debt using the straight line method.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the year ended December 31, 2007 and 2006, interest expense related to debt issue costs was $357,896 compared to $151,690, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the year ended December 31, 2007, and 2006, interest expense related to the amortization of discount was $614,016 compared to $1,296,327 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the year ended December 31,2007 and 2006.

For the year ended December 31, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $174,000 compared to $127,783, respectively.

4. Other / misc. expense for the year ended December 31, 2007 and 2006, was approximately $5,736 compared to $3,527 respectively.

(LOSS) ON DEBT DERIVATIVES
--------------------------

For the year ended December 31, 2007 and 2006, losses recorded on debt derivatives were ($1,323,521) and ($12,461) respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN ON WARRANT DERIVATIVES
---------------------------

For the year ended December 31, 2007 and 2006, gains recorded on warrant derivatives were $643,937, compared to a gain of $255,431 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME EXPENSE
----------------------

For the year ended December 31, 2007 and 2006, other income net was approximately $22,013 compared to other income of $6,291 respectively. The increase over the prior period was due to gain on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH EXPENSES EFFECTING THE COMPANYS NET (LOSS)
------------------------------------------------

Non-cash related expense items of $1,985,133 and 1,677,044 are reflected in the year ended December 31, 2007 and 2006 respectively, consisted of the following items:

                                                                YEAR ENDED       YEAR ENDED
                                                               DECEMBER 31,     DECEMBER 31,
                                                                  2007             2006
                                                               -----------     ------------
Depreciation and amortization                                       79,183          123,236
Stock compensation expense                                         208,913          272,168
Stock issuance for exchange of debt and other obligations          220,534          100,500
Stock issuance for interest conversion                               8,903               --
Amortization of note discount                                      614,016        1,296,327
Interest payable related to convertible debt                       174,000          127,783
Loss on warrant and debt derivatives                               679,584         (242,970)
                                                               -----------       ----------
TOTAL NON-CASH RELATED EXPENSES                                  1,985,133        1,677,044

The above information is intended to illustrate the impact that these specific expenses have on the Company's net (loss). There are no cash transactions that related to these expenses. More specifically, this table is shown to demonstrate the impact that the re-valuation of warrant and debt derivatives have on the income statement. Please note that this table is not in conformity with auditing standards generally accepted in the United States of America.

At December 31, 2007, the Company had a working capital deficit of $7,412,770 as compared with a working capital deficit of $5,101,162 at December 31, 2006. The increase in working capital deficit of $2,311,608 consists primarily of the following:

     o    Increase in derivative liability of $1,372,562
     o    (Decrease) in warrant derivative liability of $(490,568)
     o    Increase in revolving line of credit of $1,256,462
     o    Increase in license agreement liability of $182,000

Net cash used for operating activities is $1,495,417 for the year ended December 31, 2007 compared to $2,677,609 for the year ended December 31, 2006.

Net cash used for investing activities is $15,772 for the year ended December 31, 2007 compared to $155,303 for the year ended December 31, 2006.

Net cash provided by financing activities is $1,491,483 for the year ended December 31, 2007 compared to $2,528,686 for the year ended December 31, 2006.

See financing transaction details below.

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the year ended December 31, 2007 and 2006.


NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------

                                                         YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,
                                                     2007           2006
                                                 ------------   ------------

Private placement                                $         --   $    332,000
Warrant exercise                                      253,360        300,200
Convertible debt financing                            195,000      1,984,000
Revolving line of credit net of pay down            1,256,462        240,000
                                                 ------------   ------------
TOTAL FINANCING ACTIVITY                         $  1,704,822   $  2,856,200
                                                 ============   ============




ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------------------

                                                         YEAR ENDED
ISSUANCE SUMMARY
                                             DECEMBER 31,         DECEMBER 31,
                                                 2007                  2006
                                             ------------          ------------

Principal                                    $    420,000          $  2,005,000
Warrants issued A&B                            10,000,000           140,917,090


                                                        YEAR ENDED
CONVERSION SUMMARY
                                             DECEMBER 31,         DECEMBER 31,
                                                 2007                  2006
                                             ------------          ------------

Principal and interest Converted             $    481,359          $  1,745,162
Shares converted                               49,190,842           160,373,521
Average share conversion price               $      0.010          $      0.011

See Note 13 a. in the accompanying notes to the financial statements for additional detail.

COMMON STOCK
------------

The following is a summary of transactions that had an impact on equity:

                                                                    YEAR ENDED

                                                                    DECEMBER 31,                       DECEMBER 31,
                                                                       2007                               2006
                                                                      AVERAGE                            AVERAGE
                                                         SHARES        SHARE                 SHARES       SHARE
                                                         ISSUED        PRICE     VALUE       ISSUED       PRICE       VALUE
                                                       -----------    ------   ---------   -----------   ------     ---------
Debt conversions                                        49,190,842    0.010     481,359    160,373,521   0.011    1,745,162
Issuance of stock in exchange for services              11,443,921    0.019     220,534     20,000,000   0.017      232,000
Stock to be issued in exchange for interest conversion          --       --       8,903           --        --           --
Warrant exercise                                        39,126,855    0.006     253,360     20,550,000   0.015      300,200
Warrant exercise cashless                               23,971,458       --          --             --      --           --
Private placement                                               --       --         --      20,000,000   0.014      375,500
Shares in escrow                                        30,000,000    0.020     600,000             --      --           --
                                                       -----------    ------   ---------   -----------   ------   ---------
Total                                                  153,733,076    0.013   1,564,156    220,923,521   0.012    2,652,862


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

The original Revolving Credit Note agreement has been amended seven times during the year ended December 31, 2007. The amendments increased the maximum borrowing by the Company to an amount of $1,580,000.

Since inception the Company has borrowed $1,555,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,496,462 since inception. As of December 31, 2007 the Company has $83,538 available to borrow against in the future. All borrowings are used to cover recurring operating expenses by the Company.

As of December 31, 2007 the outstanding principal amount owed to the Investors is $1,496,462. Interest accrued on the outstanding principal is $58,284 as of December 31, 2007.

See Note 11 in the accompanying notes to the financial statements for additional detail.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The losses through the year ended December 31, 2007 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the years ended December 31, 2007 and 2006, we incurred a net loss of $4,049,133 and $4,418,844, respectively. A large part of the losses are due to non-cash related expenses of $1,985,133 and 1,677,044 respectively.

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control.

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

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           ONE VOICE TECHNOLOGIES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2007 AND 2006

                                    CONTENTS



REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRMS             F-1
Consolidated Balance Sheets                                              F-2
Consolidated Statements of Operations                                    F-3
Consolidated Statements of Stockholders' (Deficit)                    F-4 - F-5
Consolidated Statements of Cash Flows                                 F-6 - F-7
Notes to Financial Statements                                         F-8 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
One Voice Technologies, Inc.
La Jolla, California


     We have audited the accompanying consolidated balance sheets of One Voice Technologies, Inc. ("One Voice") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement(s) are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Voice Technologies, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for the fiscal years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations aggregating $50,906,612 and had a working capital deficit of $7,412,770. These factors raise substantial doubt about One Voice's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 24, 2008

                           ONE VOICE TECHNOLOGIES INC.
                                 BALANCE SHEETS
                                 --------------


                                                  DECEMBER 31,     DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------
                          Assets

                      Current Assets:

Cash and cash equivalents                         $     14,879     $     34,585
Accounts Receivable                                     97,242           99,111
Inventories                                              1,200            4,841
Prepaid expenses                                        24,172           28,785
                                                  ------------     ------------
     TOTAL CURRENT ASSETS                              137,493          167,322

Property and equipment, net                            164,294          164,389
Patents and trademarks, net                             51,273           92,650
                                                  ------------     ------------
     TOTAL FIXED AND INTANGIBLE ASSETS                 215,567          257,039

Deposits                                                22,180           18,665
Deferred debt issue costs                               31,939          344,835
                                                  ------------     ------------
     TOTAL ASSETS                                 $    407,179     $    787,861
                                                  ============     ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

                   CURRENT LIABILITIES:

Accounts payable                                  $    337,711     $    444,088
Accrued expenses                                       419,097          239,593
Settlement agreement liability                         208,594          350,000
License agreement liability                          1,112,000          930,000
Note payable                                            29,602               --
Debt derivative liability                            1,629,057          256,495
Warrant derivative liability                         2,317,740        2,808,308
Revolving line of credit                             1,496,462          240,000
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES                       7,550,263        5,268,484
                                                  ------------     ------------


                  LONG TERM LIABILITIES:

Note payable                                           169,070          100,000
Convertible notes payable, net                       1,136,801          982,972
Deferred rent                                            2,721           12,017
                                                  ------------     ------------
     TOTAL LIABILITIES                               8,858,855        6,363,473
                                                  ------------     ------------

                  STOCKHOLDERS' DEFICIT:

 Preferred stock; $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; $.001 par value, 1,290,000,000
  shares authorized, 738,246,749 and
  584,513,673 shares issued and outstanding at
  December 31, 2007 and December 31, 2006,
  respectively                                         738,247          585,327
Additional paid-in capital                          42,316,689       40,696,540
Escrow shares                                         (600,000)              --
Accumulated deficit                                (50,906,612)     (46,857,479)
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                    (8,451,676)      (5,575,612)
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    407,179     $    787,861
                                                  ============     ============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           ONE VOICE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                          YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2007             2006
                                                 -------------   -------------


Net Revenue                                      $     702,430   $     690,540
Cost of goods sold                                     392,581         162,682
                                                 -------------   -------------
     Gross profit                                      309,849         527,858

                                                 -------------   -------------
General and administrative expenses                  2,548,963       3,515,336
                                                 -------------   -------------
     Net loss from operations                       (2,239,114)     (2,987,478)

Other income / (expense)

Interest expense                                    (1,151,648)     (1,579,327)
Settlement expense, net                                     --        (100,500)
Gain / (Loss) on warrant and debt derivatives         (679,584)        242,970
Other income                                            21,213           5,491
                                                 -------------   -------------
     Total other income / (expense)                 (1,810,019)     (1,431,366)
                                                 -------------   -------------
        Net loss                                 $  (4,049,133)  $  (4,418,844)
                                                 =============   =============

Basic loss per share                             $       (0.01)  $       (0.01)
                                                 =============   =============

Basic weighted average shares outstanding          661,398,000     485,469,000
                                                 =============   =============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                    ONE VOICE TECHNOLOGIES INC.
                                               STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                 COMMON STOCK         ADDITIONAL                    ACCUMULATED  TOTAL STOCKHOLDERS'
                                             SHARES       AMOUNT   PAID IN CAPITAL  ESCROW SHARES    (DEFICIT)        (DEFICIT)
                                             ------       ------   ---------------  -------------   -----------  ------------------

Balance at December 31, 2005 (restated)   363,590,152   $ 363,590    $ 38,026,356              -- $ (42,438,635)  $ (4,048,689)

Issuance of common stock in connection
  with private placement                   20,000,000      20,000         355,500                                      375,500

Exercise of warrants for cash              20,550,000      20,550         279,650                                      300,200

Expenses incurred in connection
  with stock option compensation                                          239,059                                      239,059

Expenses incurred in connection
  with securing financing agreements       20,000,000      20,000         212,000                                      232,000

Conversion of debt to
  equity - Alpha Capital                   46,750,254      46,750         425,452                                      472,202

Conversion of debt to
  equity - Momona Capital                  11,652,219      11,652          90,807                                      102,459

Conversion of debt to
  equity - Ellis International Limited     17,381,205      17,381         160,062                                      177,443

Conversion of debt to
  equity - Omega Capital                   14,425,710      14,426         122,822                                      137,248

Conversion of debt to
  equity - Whalehaven Capital              69,030,045      69,844         770,391                                      840,235

Conversion of debt to
  equity - Osher Capital                    1,134,088       1,134          14,441                                       15,575

Net loss for the year ended
  December 31, 2006                                                                                  (4,418,844)    (4,418,844)

                                       ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006              584,513,673   $ 585,327    $ 40,696,540              -- $ (46,857,479)  $ (5,575,612)
                                       ========================================================================================


                         THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.







                                                    ONE VOICE TECHNOLOGIES INC.
                                               STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                COMMON STOCK          ADDITIONAL                   ACCUMULATED  TOTAL STOCKHOLDERS'
                                            SHARES        AMOUNT   PAID IN CAPITAL  ESCROW SHARES    (DEFICIT)        (DEFICIT)
                                            ------        ------   ---------------  -------------   -----------  ------------------
AT DECEMBER 31, 2006                      584,513,673   $ 585,327    $ 40,696,540             --  $ (46,857,479)      $ (5,575,612)

Issuance of common stock in connection
  for exchange of services rendered
  and other obligations                    11,443,921      10,631         209,903                                          220,534

Issuance of common stock in connection
  with interest conversion                         --          --           8,903                                            8,903

Cashless exercise of warrants              23,971,458      23,971         (23,971)                                              --

Exercise of warrants for cash              39,126,855      39,127         214,233                                          253,360

Expenses incurred in connection
  with stock option compensation                                          208,913                                          208,913

Conversion of debt to
  equity - Alpha Capital                   30,465,592      30,466         210,267                                          240,733

Conversion of debt to
  equity - Bristol Investments             12,465,754      12,466         155,315                                          167,781

Conversion of debt to
  equity - Centurion Microcap                 782,289         782           7,980                                            8,762

Conversion of debt to
  equity - Osher Capital                    5,477,207       5,477          58,606                                           64,083

Escrow shares issued to
  La Jolla Cove Investors                  30,000,000      30,000         570,000       (600,000)                               --

Net loss for the year ended
  December 31, 2007                                                                                  (4,049,133)        (4,049,133)
                                         -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2007              738,246,749   $ 738,247    $ 42,316,689       (600,000) $ (50,906,612)      $ (8,451,676)
                                         ===========================================================================================

                         THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                         ONE VOICE TECHNOLOGIES INC.
                                           STATEMENTS OF CASH FLOWS



                                                                                        YEAR ENDED
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                   2007             2006
                                                                                -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $(4,049,133)     $(4,418,844)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
    Depreciation and amortization                                                    79,183          123,236
    Amortization of debt discount and debt issue costs                              941,912        1,783,252
    (Gain) loss on debt derivative liability                                      1,372,562          (12,342)
    (Gain) loss on warrant derivative liability                                    (490,568)        (230,628)
    Common stock issued in exchange for services                                    220,534               --
    Share based compensation expense                                                208,913          272,168
    Issuance of common stock interest conversion                                      8,903               --
    Gain on sale of equipment                                                       (21,940)              --
    Accrued License agreement (accounts payable converted into note payable)        138,000               --

CHANGES IN CERTAIN ASSETS AND LIABILITIES

    Accounts receivable                                                               1,869          (56,415)
    Inventories                                                                       3,641              413
    Prepaid expenses                                                                  4,613           11,789
    Deposits                                                                         (3,515)              --
    Accounts payable                                                                 47,229          315,458
    Accrued expenses                                                                193,082           92,287
    Settlement agreement liability                                                 (141,406)        (570,000)
    Deferred rent                                                                    (9,296)          12,017
                                                                                -----------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                                     (1,495,417)      (2,677,609)

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (40,772)        (130,641)
    Proceeds from sale of property & equipment                                       25,000               --
    Purchase of intangible assets                                                        --         (24,662)
                                                                                -----------      -----------
       NET CASH USED IN INVESTING ACTIVITIES                                        (15,772)        (155,303)

                  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                         ONE VOICE TECHNOLOGIES INC.
                                     STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                        YEAR ENDED
                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                   2007             2006
                                                                                -----------      -----------



CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock - convertible notes                                         --        1,984,000
    Issuance of common stock - private funding                                           --          432,500
    Proceeds from warrant exercise                                                  253,360          300,200
    Proceeds from convertible notes net of issue cost                               195,000               --
    Payment for debt issue cost                                                    (202,405)        (428,014)
    Proceeds from revolving credit line, net of repayment                         1,256,462          240,000
    Repayment of note payable                                                       (10,934)              --
                                                                                -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,491,483        2,528,686

Net increase (decrease) in cash                                                     (19,706)        (304,226)
Cash and cash equivalents, beginning of period                                       34,585          338,811
                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    14,879      $    34,585
                                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                               $       934      $        --
                                                                                ===========      ===========


    Income taxes paid                                                           $       800      $       800
                                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------

    Issuance of warrant derivative in connection
      with private placement and debt financing, initial valuation              $   153,369      $   941,331
                                                                                ===========      ===========

    Beneficial conversion feature of convertible debt, initial valuation        $   170,604      $        --
                                                                                ===========      ===========

    Common stock issued upon conversion of debt and interest                    $   481,359      $ 1,745,162
                                                                                ===========      ===========

    Shares in escrow issued in connection with a legal settlement               $   600,000      $        --
                                                                                ===========      ===========

    Note payable (accounts payable converted into note payable ST and LT)       $    98,672      $        --
                                                                                ===========      ===========

                  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                  F-7

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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $50,906,612 and used cash from operations of $1,495,417 during the year ended December 31, 2007. The Company also has a working capital deficit of $7,412,770 of which $3,946,797 represents non-cash warrant and debt derivative liabilities.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

The Company also has a stockholders' deficit of $8,451,676 as of December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

REVENUE RECOGNITION
-------------------

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of December 31, 2007, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

DEFERRED DEBT ISSUE COST
------------------------

The costs relating to obtaining and securing debt financing are capitalized and is expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the year ended December 31, 2007 and the year ended December 31, 2006, the estimated fair value of the Company's deferred debt issue cost were $31,939 and $344,835 respectively.

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

The net income / (loss) per common share for the year ended December 31, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                               YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                  2007             2006
                                             -------------    -------------

Numerator - basic and diluted                $  (4,049,133)   $  (4,418,844)
                                             =============    =============

Denominator - basic or diluted
Weighted average common shares
 outstanding                                   661,398,000      485,469,000
Weighted average unvested common shares
 shares subject to repurchase                            -                -
                                             -------------    -------------
Total                                          661,398,000      485,469,000
                                             =============    =============

                                             -------------    -------------
Net loss per share - basic and diluted       $       (0.01)   $       (0.01)
                                             =============    =============


Potentially dilutive securities for year ended December 31, 2007 and 2006 are:

                                                       YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                  2007             2006
                                               -----------      -----------
POTENTIALLY DILUTIVE SECURITIES:
Convertible debentures                         287,615,893      223,595,506
Options                                         62,934,000       58,059,000
Warrants                                       276,052,744      339,979,838
Escrow shares                                   30,000,000               --
                                             -------------    -------------
TOTAL ANTI-DILUTIVE SHARES                     656,602,637      621,634,344
                                             =============    =============

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

In June 2006, the Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and
(b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.

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

During the year ended December 31, 2007 and 2006, the Company recorded $208,913 and $272,168 respectively in non-cash charges for stock based compensation.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the year ended December 31, 2007 and 2006, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2006, the Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and
(b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation for the tax years ended 2004, 2005 and 2006 for the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 does not have a material impact on the financial statements.

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

This issue is effective for fiscal years beginning after December 15, 2007. The Company has evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations ("SFAS 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has completed its evaluation and has concluded that SFAS 141(R) does not have an impact on the financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

3. PREPAID EXPENSES
   ----------------

                                                          YEAR ENDED
                                                DECEMBER 31,      DECEMBER 31,
                                                    2007              2006
                                                ------------       ------------

Rents                                                  9,736                 --
Business and health insurance                            172             21,373
Engineering                                           14,264                 --
Legal fees                                                --              4,180
Other                                                     --              3,232
                                                ------------       ------------
         TOTAL                                  $     24,172       $     28,785
                                                ============       ============


4. PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
   --------------------------------------------

                                                          YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                                   2007                2006
                                               -------------      -------------
Computer equipment                             $     728,061      $     703,099
Website development                                   38,524             38,524
Equipment                                              1,562              1,562
Furniture and fixtures                                 9,430             46,431
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,215            113,835
                                               -------------      -------------
                   TOTAL                             903,157            908,816

                                               -------------      -------------
Less accumulated depreciation                       (738,863)          (744,427)

                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $     164,294      $     164,389
                                               =============      =============


                                                          YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                                   2007                2006
                                               -------------      -------------
Patents                                        $     212,062      $     212,062
Trademarks                                           243,259            243,259
Software licensing                                 1,145,322          1,145,322
Software development costs                         1,675,601          1,675,601
                                               -------------      -------------
                   TOTAL                           3,276,244          3,276,244

                                               -------------      -------------
Less accumulated amortization                     (3,224,971)        (3,183,594)

                                               -------------      -------------

         NET INTANGIBLE ASSETS                 $      51,273      $      92,650
                                               =============      =============

Depreciation and amortization expense totaled $79,183 and $123,236 for the year ended December 31, 2007 and 2006, respectively.

5. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements. These costs are amortized over the term of the debt agreement using the straight line method. The Company incurred expenses of $15,000 which were related to a convertible debt financing agreement entered into dated September 7, 2007. A balance of $31,939 remains as of December 31, 2007.

6. ACCRUED EXPENSES
   ----------------

                                                   YEAR ENDED
                                       DECEMBER 31,         DECEMBER 31,
                                          2007                   2006
                                  --------------------  --------------------

Accrued salaries                   $           17,594    $           10,976
Accrued vacation                               82,006                57,441
Accrued interest                              221,684               118,842
Accrued audit and SOX fees                     70,313                50,000
Accrued legal fees                              3,500                    --
Accrued investor relations fees                 7,000                    --
Accrued marketing                               3,000                 2,334
Accrued license fees                           14,000                    --
                                  --------------------  --------------------
        TOTAL                      $          419,097    $          239,593
                                  ====================  ====================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

7. SETTLEMENT AGREEMENT LIABILITY
   ------------------------------

      On August 23, 2007, One Voice Technologies, Inc. (the "Company") entered into a Settlement Agreement and Mutual Release with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which we agreed with LJCI to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action"). LJCI received a judgment in its favor against the Company in connection with the Action whereby the Company owes LJCI an amount equal to $408,594.48 (the "Owed Amount"). Under the Settlement Agreement, the parties reached a final resolution with respect to such Owed Amount whereby (i) LJCI shall receive $200,000 within 15 days of the date of the Agreement and (ii) the difference between the Owed Amount and $200,000 shall be payable at a later date (the "Remaining Owed Amount"). The payment of the Remaining amount owed of $208,594 shall be made to LJCI in the following manner:

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

The following payment terms are as follows:

The 2006 past due amounts owed by the Company of $70,000 were allocated as follows:

         o        The Company paid $20,000 on February 23, 2007 to Philips.

         o The remaining balance of $50,000 is to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

         o During the period of January 1, 2007 thru December 31, 2007 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of December 31, 2007 the note payable balance due Philips Speech Processing was $1,112,000.

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

As of December 31, 2007 the short term note payable balance due Maguire Properties-Regents Square LLC. was $29,602 with the remaining balance classified as long term notes payable.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

9. DEBT DERIVATIVE LIABILITY
   -------------------------

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of December 31, 2007 the Company has incurred a net non-cash loss of ($1,323,521) for the year ended December 31, 2007.

The liability valuation calculated at December 31, 2007 and the year ended December 31, 2006, resulted in the fair value of the debt derivative liability being $1,629,057 and $256,495 respectively.

10. WARRANT DERIVATIVE LIABILITY
    ----------------------------

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of December 31, 2007 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 96%, risk free interest rate of 3.07% and a remaining contractual life ranging from .28 years to 3.68 years.

As a result of the valuation conducted, the Company incurred a net non-cash gain of $643,937 for the year ended December 31, 2007.

The liability valuation calculated at December 31, 2007 and the year ended December 31, 2006, resulted in the fair value of the warrant derivative liability being $2,317,740 and $2,808,308 respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

11. REVOLVING CREDIT NOTE PAYABLE
    -----------------------------

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21, 2006 and shall be in full force and effect until the earliest to occur of (a) 12 months from December 21, 2006 (B) a date not less than thirty days after Lender gives notice of termination to the Company. In connection with the Revolving Credit Note Agreement, the Company also issued 20,000,000 shares of its common stock to the related investors. Interest shall be calculated daily on the outstanding principal balance due, and is to be reimbursed to the Investors a monthly basis. The reimbursement of the interest shall be in the form of the Company's restricted shares of common stock. The stock is to be valued at the month end stock closing price. The advances to the Company are to be based on an amount of up to 75% of the face value of the current and future invoices "Receivables" submitted for borrowing. All proceeds paid relating to the previously mentioned invoices are to be deposited into a lockbox account belonging to Investors. The lockbox proceeds are to be 100% applied towards any outstanding principal amount owed by the Company. The Company's obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by the Company's assets pursuant to a certain Security Agreement dated February 16, 2006, which also secures the remaining unconverted principal amount of the Company's convertible notes in the aggregate amount of $1,114,220 which the Company issued on March 18, 2005, July 13, 2005, March 17, 2006 May 5, 2006, July 6, 2006 and
August 29, 2006 to certain of the investors participating in this new private placement.

The original Revolving Credit Note agreement has been amended seven times since inception. The amendments increased the maximum borrowing by the Company to an amount of $1,580,000. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

Second amended payment terms are as follows:

The amendment provided an option to convert the outstanding balance into common shares of the Company's common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $1,555,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,496,462 since inception. As of December 31, 2007 the Company has $83,538 to borrow against in the future. All borrowings are used to cover recurring operating expenses by the Company.

As of December 31, 2007 the outstanding principal amount owed to the Investors is $1,496,462. Interest accrued on the outstanding principal is $58,284 as of December 31, 2007.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

12. LONG TERM NOTES PAYABLE
    -----------------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008.

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of December 31, 2007 the long term note payable balance due Maguire Properties-Regents Square LLC. was $69,070 with the remaining balance classified as short term notes payable.

At December 31, 2007 and December 31, 2006 the principal balance on the notes payable was $169,070 and $100,000, respectively. Accrued interest as of December 31, 2007 is $37,068.

13. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

                                                        YEAR ENDED
ISSUANCE SUMMARY
                                             DECEMBER 31,        DECEMBER 31,
                                                 2007                2006
                                             ------------        ------------

Principal                                    $    420,000        $  2,005,000
Warrants issued A&B                            10,000,000         140,917,090


                                                        YEAR ENDED
CONVERSION SUMMARY
                                             DECEMBER 31,        DECEMBER 31,
                                                 2007                2006
                                             ------------        ------------

Principal Converted                          $    481,359        $  1,745,162
Shares converted                               49,190,842         160,373,521
Average share conversion price               $      0.010        $      0.011

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

        During the year ended December 31, 2007 and 2006, $481,359 and $1,745,162 of notes payable and accrued interest was converted into 49,190,842 and 160,373,521 shares of the Company's common stock at an average conversion price of $0.010 and $0.011 per share.

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

        The Company issued an aggregate of 50,972,111 Class A common stock purchase warrants to the investors, representing one Class A warrant issued for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.045 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The fair value of the warrants of $457,000 using the Black Scholes option pricing model is recorded as a derivative liability. The beneficial conversion feature of approximately $243,000 will be amortized over the life of the debt using the effective interest method.

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

         On September 7, 2007, the Company entered into a subscription agreement (the "Agreement") with accredited investors and/or qualified institutional investors (the "Investors") pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in convertible promissory notes for an aggregate purchase price of $210,000. The Company also issued 10,000,000 Class A common stock purchase warrants to the Investors. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.02 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The initial discount of $412,410 will be expensed over the term of the agreement using the straight line method. The fair value of the warrants of $153,369 using the Black Scholes option pricing model is recorded as a derivative liability. The proceeds of the offering were used to make payment towards a legal settlement agreement.

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

         The Company must file a registration statement (Form SB-2) with the SEC for all the above financing transactions. Filing date is typically between 90 and 120 days of the transaction date.

The following as a summary of outstanding convertible debt financing agreements as of December 31, 2007 and 2006:

A SUMMARY OF CONVERTIBLE DEBT AT DECEMBER 31, 2006 IS AS FOLLOWS:

                                                                     PRINCIPAL        UNAMORTIZED            NET
                                            DUE DATE             AMOUNT REMAINING      DISCOUNT            BALANCE
                                            --------             ----------------      --------            -------
     STONESTREET LIMITED
     PARTNERSHIP                        DECEMBER 23, 2007        $        10,000    $        (3,469)    $        6,531
                                                                 ---------------    ---------------     ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                     JULY 13, 2008                135,000            (53,838)            81,162
                                                                 ---------------    ---------------     ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                    MARCH 17, 2008                250,000           (108,727)           141,273
                                                                 ---------------    ---------------     ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                       MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------     ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                             MAY 5, 2008                108,000             (4,905)           103,095
                                                                 ---------------    ---------------     ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                      JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------     ---------------

     BRISTOL INVESTMENT FUND
     LTD                                     JULY 6, 2008                250,000           (117,363)           132,637
                                                                 ---------------    ---------------     ---------------

     CENTURION MICROCAP
     L.P.                                    JULY 6, 2008                100,000            (46,089)            53,911
                                                                 ---------------    ---------------     ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                            JULY 6, 2008                105,500            (46,089)            59,411
                                                                 ---------------    ---------------     ---------------

     ALPHA CAPITAL
     AKTIENGESELLSCHAFT                   AUGUST 29, 2008                105,000            (43,305)            61,695
                                                                 ---------------    ---------------     ---------------

     ELLIS INTERNATIONAL
     LIMITED                              AUGUST 29, 2008                150,000            (64,957)            85,043
                                                                 ---------------    ---------------     ---------------

     OSHER CAPITAL                        AUGUST 29, 2008                 60,000            (25,983)            34,017
                                                                 ---------------    ---------------     ---------------

     WHALEHAVEN CAPITAL
     FUND LIMITED                         AUGUST 29, 2008                105,000            (43,310)            61,690
                                                                 ---------------    ---------------     ---------------

     TOTAL LONG TERM CONVERTIBLE
     DEBT DECEMBER 31, 2006                                      $     1,592,000    $      (609,028)    $      982,972
                                                                 ===============    ===============     ===============
                                      F-26





                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                           ONE VOICE TECHNOLOGIES INC.
                 CONVERTIBLE DEBT FINANCING SUMMARY (CONTINUED)
                 ----------------------------------------------

A SUMMARY OF CONVERTIBLE DEBT AT DECEMBER 31, 2007 IS AS FOLLOWS:

                                                                  PRINCIPAL
                                                                    AMOUNT         UNAMORTIZED          NET
                                               DUE DATE            REMAINING        DISCOUNT          BALANCE
                                            -----------------     -----------      -----------      -----------
         STONESTREET LIMITED
         PARTNERSHIP                        DECEMBER 23, 2007     $    10,000      $        --     $     10,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MARCH 17, 2008            250,000          (18,516)         231,484
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MAY 5, 2008               108,000           (1,243)         106,757
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       MAY 5, 2008               108,000           (1,243)         106,757
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 JULY 6, 2008              105,500          (15,551)          89,949
                                                                  -----------      -----------      -----------

         BRISTOL INVESTMENT FUND
         LTD                                JULY 6, 2008               82,220          (15,483)          66,737
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP
         L.P                                JULY 6, 2008              100,000          (15,551)          84,449
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       JULY 6, 2008              105,500          (15,551)          89,949
                                                                  -----------      -----------      -----------

         ELLIS INTERNATIONAL
         LIMITED                            AUGUST 29, 2008           150,000          (25,761)         124,239
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       AUGUST 29, 2008           105,000          (17,176)          87,824
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 SEPTEMBER 7, 2007         110,000          (73,685)          36,315
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       SEPTEMBER 7, 2007         110,000          (73,685)          36,315
                                                                  -----------      -----------      -----------

         OSHER CAPITAL                      SEPTEMBER 7, 2007         100,000          (66,986)          33,014
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP
         L.P                                SEPTEMBER 7, 2007         100,000          (66,988)          33,012
                                                                  -----------      -----------      -----------
            TOTAL LONG TERM CONVERTIBLE
              DEBT DECEMBER 31, 2007                             $  1,544,220      $  (407,419)     $ 1,136,801
                                                                  ===========      ===========      ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK
    ------------

The following is a summary of transactions that had an impact on equity:

                                                                                          YEAR ENDED

                                                                      DECEMBER 31,                          DECEMBER 31,
                                                                         2007                                   2006
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                           49,190,842    0.010       481,359   160,373,521      0.011     1,745,162
Issuance of stock in exchange for services                 11,443,921    0.019       220,534    20,000,000      0.017       232,000
Stock to be issued in exchange for interest conversion             --       --         8,903            --         --            --
Warrant exercise                                           39,126,855    0.006       253,360    20,550,000      0.015       300,200
Warrant exercise cashless                                  23,971,458       --            --            --         --            --
Private placement                                                  --       --            --    20,000,000      0.014       375,500
Shares in escrow                                           30,000,000    0.020       600,000            --         --            --
                                                          -----------   ------   -----------   ------------    ------   -----------
Total                                                     153,733,076    0.013     1,564,156    220,923,521     0.012     2,652,862


     o    CONVERTIBLE DEBT CONVERSION BY INVESTOR
          ---------------------------------------

          During the year ended December 31, 2007, Alpha Capital
          Akteingesellschaft converted $240,733 of notes payable and accrued interest into 30,465,592 shares of the Company's common stock at an average conversion price of $0.008.

          During the year ended December 31, 2007, Bristol Investment Fund converted $167,781 of notes payable and accrued interest into 12,465,754 shares of the Company's common stock at an average conversion price of $0.013.

          During the year ended December 31, 2007, Osher Capital Inc. converted $64,083 of notes payable and accrued interest into 5,477,207 shares of the Company's common stock at an average conversion price of $0.012.

          During the year ended December 31, 2007, Centurion Microcap LP. converted $8,762 of notes payable and accrued interest into 782,289 shares of the Company's common stock at an average conversion price of $0.011.

          During the year ended December 31, 2006, Alpha Capital
          Akteingesellschaft converted approximately $472,202 of notes payable and accrued interest into approximately 46,750,254 shares of the Company's common stock at an average conversion price of $0.01.

          During the year ended December 31, 2006, Whalehaven Fund, Limited converted $840,235 of notes payable and accrued interest into 69,030,045 shares of the Company's common stock at an average conversion price of $0.012.

          During the year ended December 31, 2006, Ellis International Ltd. converted $177,443 notes payable and accrued interest into 17,381,205 shares of the Company's common stock at an average conversion price of $0.01.

          During the year ended December 31, 2006, Omega Capital Small Cap Fund converted $137,248 of notes payable and accrued interest into 14,425,710 shares of the Company's common stock at an average conversion price of $0.01.

          During the year ended December 31, 2006, Osher Capital Inc. converted $15,575 of notes payable and accrued interest into 1,134,088 shares of the Company's common stock at an average conversion price of $0.014.

          During the year ended December 31, 2006, Momona Capital Corp. converted $102,459 of notes payable and accrued interest into 11,652,219 shares of the Company's common stock at an average conversion price of $0.009.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14. COMMON STOCK (CONTINUED)
    ------------------------

     o    WARRANT EXERCISE FOR CASH
          -------------------------
          During the year ended December 31, 2007 a total of 39,126,855 warrants were exercised at an average price of $0.006. As a result the Company received cash proceeds of $253,360

          During the year ended December 31, 2006 a total of 20,550,000 warrants were exercised at an average price of $0.015. As a result the Company received cash proceeds of $300,200.

          ISSUANCE OF WARRANTS ON A CASHLESS BASIS
          ----------------------------------------

          From time to time warrants can be exercised on a cashless basis if certain conditions exist. If warrants are held for a certain period of time and there is no effective registration statement for these warrants, the holder of these warrants may exercise them on a cashless basis. The result is the Company issuing restricted shares pursuant to rule 144 or 144K. The number of warrants issued are discounted according the subscription agreement formula. EX: The Company issues 1,000,000 restricted shares and the holder forfeits 1,500,000 shares.

          During the year ended December 31, 2007 approximately 23,971,458 warrants were issued on a cashless basis and 34,566,902 warrants were forfeited. Additional warrants of 10,595,444 were forfeited due the discounted feature embedded in cashless exercise price.


     o    PRIVATE PLACEMENT
          -----------------

          During the year ended December 31, 2007 the Company did not engage in any private placement activity.

          During the year ended December 31, 2006, accredited investors purchased an aggregate of 20,000,000 shares of restricted common stock valued at $375,500. In addition, the investor received an aggregate of 3,000,000 Class A and 3,000,000 Class B common stock purchase warrants with an exercise price of $0.045 and $0.06 per share respectively.


     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES
          ------------------------------------------------

          During the year ended December 31, 2007 the Company issued 11,443,921 shares of its restricted common stock having a market value of $220,534 in exchange for services rendered.

          During the year ended December 31, 2006 the Company issued 20,000,000 shares of its restricted common stock having a market value of $232,000 in exchange for a settlement of debt.

     o    SHARES IN ESCROW
          ----------------
          On August 23, 2007 the Company issued 30,000,000 shares of the Company's restricted common stock valued at $600,000. The shares were put into an independent 3rd party escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc.

          Refer to Note 7 in the accompanying notes to the financial statements for additional details.

     o    SHARES TO BE ISSUED IN EXCHANGE FOR INTEREST OWED
          ------------------------------------------------

          During the period of January 1, 2007 thru December 31, 2007 the investors elected to convert $8,903 in accrued interest related to the revolving credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of December 31, 2007 these shares have not yet been issued.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE)
    ----------------------

Other expense totaled ($1,810,019) and ($1,431,366) for the year ended December 31, 2007 and 2006, respectively. A expense increase of $378,653 or 26%.

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability
     o    Other misc.

See details below.

                     OTHER INCOME / (EXPENSE) SUMMARY


                                                            YEAR ENDED
                                                   December 31,     DECEMBER 31,
                                                       2007            2006
                                                    -----------     -----------

Interest (expense)                                  $(1,151,648)    $(1,579,327)
Settlement (expense)                                         --        (100,500)
Gain (loss) on warrant and debt derivative             (679,584)        242,970
Other income / (expense)                                 21,213           5,491
                                                    -----------     -----------

                     TOTAL OTHER (EXPENSE)          $(1,810,019)    $(1,431,366)

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE) (CONTINUED)
    ---------------------------------

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                      YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                2007              2006
                                          ----------------  ----------------

Debt issue cost                           $       357,896   $       151,690
Discount amortization                             614,016         1,296,327
Accrued interest                                  174,000           127,783
Other / penalties                                   5,736             3,527
                                          ----------------  ----------------
       TOTAL                              $     1,151,648   $     1,579,327


For year ended December 31, 2007 and 2006, interest expense was $1,151,648 compared to $1,579,327 respectively. The decrease of $427,679 or 27% between the two periods was due to:

     o The amount and timing of debt conversions into equity which effect both issue cost and discount amortization expenses. Conversions of debt accelerate the amortization of both the issue cost and discount.

Upon conversion of convertible debt into equity, both the debt issue cost and discount costs associated are prorated accordingly and expensed immediately. If no conversions occur, the debt issue cost and discount costs are expensed over the life of the convertible debt using the straight line method.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the year ended December 31, 2007 and 2006, interest expense related to debt issue costs was $357,896 compared to $151,690, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the year ended December 31, 2007, and 2006, interest expense related to the amortization of discount was $614,016 compared to $1,296,327 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the year ended December 31,2007 and 2006.

For the year ended December 31, 2007 and 2006, interest expense related to notes payable and convertible notes payable was $174,000 compared to $127,783, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME / (EXPENSE) (CONTINUED)
    ------------------------------------


4. Other / misc. (expense) for the year ended December 31, 2007 and 2006, was approximately $5,736 compared to $3,527 respectively.

(LOSS) ON DEBT DERIVATIVES
--------------------------

For the year ended December 31, 2007 and 2006, losses recorded on debt derivatives were ($1,323,521) and ($12,461) respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN ON WARRANT DERIVATIVES
---------------------------

For the year ended December 31, 2007 and 2006, gains recorded on warrant derivatives were $643,937, compared to a gain of $255,431 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME
----------------------

For the year ended December 31, 2007 and 2006, other income was approximately $21,213 compared to other income of $5,491 respectively. The increase over the prior period was due to a gain on sale of asset.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

16. INCOME TAXES
    ------------

At December 31, 2007 and 2006 the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $40,375,000 and $37,840,000 respectively, for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $36,716,000 and $34,182,000 for state purposes at December 31, 2007 and 2006 respectively. The Federal and state net operating loss carry forwards will begin expiring in 2018 and 2009, respectively. The carry forward may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.


The provision (benefit) for income taxes in 2007 and 2006 consist of the following:


                                                 DECEMBER 31,      DECEMBER 31,
                                                     2007              2006
                                                ------------      ------------


                CURRENT:
                     Federal                    $         --      $         --
                     State                               800               800
                                                ------------      ------------

                              TOTALS                     800               800
                                                ============      ============

                DEFERRED:
                     Federal                    $         --      $         --
                     State                                --                --
                                                ------------      ------------

                              TOTALS                      --                --
                                                ------------      ------------

                              TOTALS            $         --      $         --
                                                ============      ============

                         ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

16. INCOME TAXES (CONTINUED)
    ------------------------


Significant components of the Company's deferred tax asset and liabilities as of December 31, 2007 and 2006 are shown below:

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    2007            2006
                                                                                ------------    ------------

                DEFERRED TAX ASSETS:
                   Accrued vacation                                             $     35,277    $     24,700
                   Stock compensation expense                                        104,069              --
                   Derivative liability                                              187,744              --
                   Note discount                                                     264,027              --
                   Deferred rent                                                       1,170           5,167
                   Net operating loss                                             17,031,838      15,223,175
                   Depreciation and amortization                                     207,238              --
                                                                                ------------    ------------

                                            TOTALS                              $ 17,831,363    $ 15,253,042
                                                                                ------------    ------------

                DEFERRED TAX LIABILITIES:
                   Deferred state taxes                                         $ (1,179,860)   $         --
                   Gain on disposal of asset                                         (11,683)             --
                   Fixed assets                                                           --        (311,383)
                                                                                ------------    ------------

                                            TOTALS                              $ (1,191,543)   $   (311,383)


                                            Deferred tax asset (liability)      $ 16,639,820    $ 14,941,659
                                            Valuation allowance                  (16,639,820)    (14,941,659)
                                                                                ------------    ------------

                                            NET DEFERRED TAX ASSET (LIABILITY)   $        --    $         --
                                                                                ============    ============

The reconciliations of the Federal income tax rate to our effective tax rate as of December 31, 2007 and 2006 are as follows:

                                          DECEMBER 31,    DECEMBER 31,
                                              2007            2006
                                         ------------    ------------
        Federal income tax rate                 34.0%           34.0%
        Increase (reduction) in taxes:
        State and local income taxes,
           net of Federal tax benefits            5.9             5.8
        Non-deductible entertainment              0.0            (0.3)
        Derivative gain                           0.0             5.0
        Stock based compensation                  0.0            (6.2)
        Amortization of note discount             0.0           (29.3)
        Prior period adjustments                  2.0            60.2
        Change in deferred tax asset
           valuation allowance                  (41.9)          (69.2)
                                         ============    ============
        Effective tax rate                       0.0%            0.0%

17. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of December 31, 2007:

                  2008                          106,276
                  2009                          109,618
                  2010                          112,960
                                             ----------
                                             $  328,854
                                             ==========

Rent expense including parking, net of sublease income, amounted to $147,738 and $220,909 for the year ended December 31, 2007 and 2006 respectively.

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN
    --------------------------------------------

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

On September 12, 2007 the Company granted 15,000,000 stock options to its employees and Board of Directors. The stock options issued are pursuant to the 2005 stock option plan.

A total of 10,125,000 options were terminated during the year ended December 31, 2007.

The total intrinsic value of vested options relating to employee and director compensation at December 31, 2007. The intrinsic value of $0 is due to the closing stock price at December 31, 2007 of $0.0155 being lower than any vested option grant price.

For the year ended December 31, 2007 and 2006, there was approximately $208,913 and $272,168 of total compensation expense recorded by the Company related to share-based compensation.

As of December 31, 2007, there was approximately $133,228 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors. Of this amount, $89,920 is expected to be recognized throughout 2008.

The Companys closing stock price reported by NASDAQ listed under symbol ONEV at December 31, 2007 was $0.0155 per share.

See footnote 17 A. for a description of the Company's share-based Compensation plan.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of December 31, 2007.

                                             YEAR ENDED
                                         DECEMBER 31, 2007


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
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the year ending December 31, 2007 and 2006, respectively.

                                                                             YEAR ENDED
                                                         DECEMBER 31,                          DECEMBER 31,
                                                             2007                                  2006
                                              -----------------------------------    ----------------------------------

                                                                     WEIGHTED                              WEIGHTED
                                                  NUMBER OF           AVERAGE           NUMBER OF           AVERAGE
                                                   SHARES            EXERCISE            SHARES            EXERCISE
                                                OUTSTANDING            PRICE           OUTSTANDING           PRICE
                                              -----------------    --------------    ----------------    --------------
Outstanding at beginning of year                    58,059,000          $  0.060           1,921,500           $  1.47
Options granted                                     15,000,000             0.019          57,200,000              0.02
Options exercised                                            0               N/A                   0               N/A
Options terminated                                 (10,125,000)              N/A          (1,062,500)              N/A

                                              -----------------                      ----------------
OPTIONS OUTSTANDING AT END OF YEAR                  62,934,000             0.054          58,059,000             0.060

                                              -----------------                      ----------------
OPTIONS EXERCISABLE AT END OF YEAR                  37,420,111          $  0.079          20,499,972           $ 0.060


The following table summarizes the number of options authorized by the plan and available for distribution as of December 31, 2007 and 2006, respectively.

                                                            YEAR ENDED

                                                   DECEMBER 31,     DECEMBER 31,
                                                      2007             2006
                                                    NUMBER OF       NUMBER OF
                                                      SHARES         SHARES
                                                   -----------     -----------
Beginning options available for grant                4,941,000      61,078,500
Add: Additional options authorized                          --              --
Less: Options granted                              (15,000,000)    (57,200,000)
Add: Options terminated                             10,125,000       1,062,500
                                                   -----------     -----------
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION               66,000       4,491,000

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2007 and 2006, respectively.

                                            FOR THE YEAR ENDED DECEMBER 31, 2007
                                            ---------------------------------------

                              TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                              -----------------                               -----------------

                                            WEIGHTED                                        WEIGHTED
                                             AVERAGE                                         AVERAGE
                                            EXERCISE                                        EXERCISE
     PRICE RANGE         # OF SHARES          PRICE           LIFE       # OF SHARES          PRICE         LIFE
    -------------        -----------       ----------      ----------     ----------        ----------   ----------

$6.08 - $ 12.80             240,000        $    7.158         2.63          240,000        $    7.158         2.63
$0.32 - $2.00               694,000             0.867         3.53          694,000             0.867         3.53
$0.016 - $0.19           62,000,000             0.017         7.23       36,486,111             0.017         7.57
                         ----------        ----------      ----------     ----------        ----------   ----------
TOTAL                    62,934,000        $    0.054         7.17       37,420,111        $    0.079         7.46


                                            FOR THE YEAR ENDED DECEMBER 31, 2006
                                            ---------------------------------------

                              TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                              -----------------                               -----------------

                                            WEIGHTED                                        WEIGHTED
                                             AVERAGE                                         AVERAGE
                                            EXERCISE                                        EXERCISE
     PRICE RANGE         # OF SHARES          PRICE           LIFE       # OF SHARES          PRICE          LIFE
    -------------        -----------       ----------      ----------     ----------        ----------    ----------

$6.08 - $ 12.80             270,000        $    7.170         3.90           270,000        $    7.170         3.90
$0.32 - $2.00               839,000             0.911         4.30           839,000             0.911         4.30
$0.016 - $0.19           56,950,000             0.017         7.77        19,390,972             0.020         7.77
                         ----------        ----------      ----------     ----------        ----------    ----------
TOTAL                    58,059,000        $    0.063         7.70        20,499,972        $    0.132         7.58


                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of December 31, 2007 and 2006, respectively is presented below:

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                            2007
                                                   --------------------------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                              EXERCISE
        AND DIRECTOR COMPENSATION                    SHARES             PRICE          LIFE
-----------------------------------------          -----------        ----------    -----------

Outstanding at beginning of year                     58,059,000       $    0.060           7.17
Options granted                                      15,000,000            0.019           4.96
Options exercised                                             0               --             --
Options terminated                                  (10,125,000)             N/A            N/A
                                                   ------------       ----------    -----------
OPTIONS OUTSTANDING AT END OF THE YEAR               62,934,000            0.054           7.17

                                                   ------------       ----------    -----------
OPTIONS EXERCISABLE AT END OF THE YEAR               37,420,111       $    0.079           7.46



                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             2006
                                                  ----------------------------------------
                                                                        Weighted
                                                                     Average
  Options relating to employee, consultants                         Exercise
          and director compensation                  Shares          Price         Life
                                                  -----------       --------    ----------

Outstanding at beginning of year                    1,921,500       $   1.47        4.1
Options granted                                    57,200,000           0.02       7.88
Options exercised                                           0            N/A        N/A
Options terminated                                 (1,062,500)          0.05        N/A
                                                  -----------       --------    ----------
OPTIONS OUTSTANDING AT END OF YEAR                 58,059,000           0.06       7.70
                                                  ===========       ========    ==========

                                                  -----------       --------    ----------
OPTIONS EXERCISABLE AT END OF YEAR                 20,499,972           0.13       7.58
                                                  -----------       --------    ----------

NOTE: INTRINSIC VALUE ASSUMES ONLY OPTIONS ABOVE WATER ARE TO BE EXERCISED.

CALCULATION IS BASED ON CLOSING STOCK PRICE OF $ 0.0155 and $.0125 PER SHARE
DATED DECEMBER 31, 2007 and 2006, respectively.


A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of December 31, 2007 and 2006, and changes during the period ended December 31, 2007 and 2006, respectively is presented below:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                              2007
                                                            ------------------------------------

                                                                                   WEIGHTED
                                                                                   AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION                          SHARES          FAIR VALUE
   -------------------------------------                    -----------------  -----------------
Outstanding at beginning of year                                   58,059,000        $     0.060
Options granted                                                    15,000,000              0.019
Options exercised                                                          --                N/A
Options vested                                                    (37,420,111)             0.089
Options terminated                                                (10,125,000)             0.016
                                                            -----------------  -----------------
NON-VESTED AT END OF YEAR 2007                                     25,513,889        $     0.016




                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                            2006
                                                            ------------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                                        GRANT-DATE
    CONSULTANTS AND DIRECTOR COMPENSATION                         SHARES          FAIR VALUE
  ----------------------------------------                  -----------------  -----------------

Outstanding at beginning of year                                    1,921,500       $       1.47
Options granted                                                    57,200,000              0.016
Options exercised                                                          --                N/A
Options vested                                                    (20,499,972)             0,051
Options terminated                                                 (1,062,500)             0.016
                                                            -----------------  -----------------
NON-VESTED AT END OF YEAR                                          37,559,028       $     0.0132
                                                            =================   ================


                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18 a.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
       --------------------------------------------------------

In addition to the assumptions in the above tables, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                           2007
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                2.16 to 8.07

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

Stock options: The Company generally grants stock options to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions. Stock options granted prior to September 12, 2007 expire 10 years following the initial grant date. Stock options granted on or after September 12, 2007 expire 5 years following the initial grant date. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18 a.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
       --------------------------------------------------------

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits for the years ended December 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.


19. WARRANTS
    --------

As a normal business practice, the Company grants warrants to Investors who participate in the financing of the Company. Warrants issued are an additional incentive to the Investors and also provide additional cashflow for the Company upon exercise.

At December 31, 2007, the Company had warrants outstanding that allow the holders to purchase up to 276,052,744 shares of common stock.

At December 31, 2007, the weighted average remaining contractual life of the warrants was approximately 25 months.

The number and weighted average exercise prices of the warrants for the year ended December 31, 2007 and 2006 are as follows:

                                                                                 YEAR ENDED
                                                             DECEMBER 31,                               DECEMBER 31,
                                                                 2007                                       2006
                                               ---------------------------------------     ---------------------------------------

                                                                          WEIGHTED                                    WEIGHTED
                                                                          AVERAGE                                     AVERAGE
                                                                         EXERCISE                                    EXERCISE
                                                      NUMBER               PRICE                 NUMBER                PRICE
                                               -----------------     ------------------    -------------------     ---------------

Outstanding at beginning of year                     339,979,838                 $0.020            215,373,361               $0.10
Warrants granted                                      10,000,000                  0.020            146,917,090                0.05
Warrants exercised / forfeited                       (73,693,757)                 0.005            (20,550,000)               0.02
Warrants terminated                                     (233,337)                   N/A             (1,760,613)                N/A
                                               -----------------                            -------------------
WARRANTS OUTSTANDING AT END OF THE YEAR              276,052,744                 $0.014            339,979,838               $0.05
                                               =================     ==================     ===================     ===============

WARRANTS EXERCISABLE AT END OF THE YEAR              276,052,744                 $0.014            339,979,838               $0.05
                                               =================     ==================     ===================     ===============

During the year ended December 31, 2007 a total of 63,098,313 warrants were issued and exercised. As a result the Company received cash proceeds of $253,360. During the same period a total of 73,693,757 warrants were forfeited, the difference of 10,595,444 warrants was due to discounted price of warrants being exercised on a cashless basis.

See Note 14 in the accompanying notes to the financial statements for additional details.

During the year ended December 31, 2007 and 2006, the Company issued 10,000,000 and 146,917,090 warrants to Stockholders, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

20. RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

The Company has restated the consolidated financial statements previously issued on Form 10-QSB for periods ended June 30 and September 30, 2007. The restatement was due to matters relating to the treatment of the issuance of warrants on a cashless basis to our investors that occurred during Q2 and Q3 of 2007. The restatement and valuation is pursuant to the guidance of FASB 123R. The accompanying financial statements for the period ended June 30, 2007 and September 30, 2007 have been restated to reflect the corrections. Accumulated deficit as of September 30, 2007 was decreased by $393,119 as a result of the adjustments. Previously, the valuation of the cashless warrant exercise was recorded as other expense in Q2 and Q3 of 2007. Subsequent to further review of the treatment of the cashless warrant exercise, it was concluded that the transaction should be recorded as a straight equity transaction.

SIX MONTHS ENDED JUNE 30, 2007

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED):

(decrease) in other expense                $(169,276)
(decrease) additional paid in capital       (169,276)
(decrease) accumulated deficit              (169,276)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED):

Total decrease of 2007 net loss            $ 169,276

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED JUNE 30, 2007 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:


                                                      PREVIOUSLY
                                                       REPORTED         CHANGE          RESTATED
                                                     -------------    -----------    -------------
                                                      (unaudited)                     (unaudited)
                BALANCE SHEET
                -------------

Additional paid in capital                              41,299,058       (169,276)      41,129,782
Accumulated deficit                                    (53,021,013)       169,276      (52,851,737)

                                                     -------------    -----------    -------------
    TOTAL STOCKHOLDERS EQUITY                          (11,721,955)            --      (11,721,955)
                                                     =============    ===========    =============

   STATEMENT OF OPERATIONS - THREE MONTHS

Other Income / (Expense)                                  (147,310)       169,276           21,966

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (147,310)       169,276           21,966
                                                     =============    ===========    =============

    STATEMENT OF OPERATIONS - SIX MONTHS

Other Income / (Expense)                                  (148,063)       169,276           21,213

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (148,063)       169,276           21,213
                                                     =============    ===========    =============

NINE MONTHS ENDED SEPTEMBER 30, 2007

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED):

(decrease) in other expense                $(393,119)
(decrease) additional paid in capital       (393,119)
(decrease) accumulated deficit              (393,119)

THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED):

Total decrease of 2007 net loss            $ 393,119

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 30, 2007 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                                                      PREVIOUSLY
                                                       REPORTED         CHANGE          RESTATED
                                                     -------------    -----------    -------------
                                                      (unaudited)                     (unaudited)
                BALANCE SHEET
                -------------

Additional paid in capital                              42,391,578       (393,119)      41,998,459
Accumulated deficit                                    (52,664,176)       393,119      (52,271,057)

                                                     -------------    -----------    -------------
    TOTAL STOCKHOLDERS EQUITY                          (10,272,598)            --      (10,272,598)
                                                     =============    ===========    =============

   STATEMENT OF OPERATIONS - THREE MONTHS

Other Income / (Expense)                                  (223,842)       223,842               --

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (223,842)       223,842               --
                                                     =============    ===========    =============

    STATEMENT OF OPERATIONS - NINE MONTHS

Other Income / (Expense)                                  (371,906)       393,119           21,213

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (371,906)       393,119           21,213
                                                     =============    ===========    =============


21. SUBSEQUENT EVENTS
    -----------------

     o    CONVERTBLE DEBT CONVERSIONS

          During the period of January 1, 2008 through March 25, 2008 accredited investors converted $273,582 of convertible debt and accrued interest into 34,508,528 shares of the Company's common stock.

     o    SHARES ISSUED IN EXCHANGE FOR SERVICES

          During the period of January 1, 2008 through March 25, 2008, the Company issued a total of 4,919,609 shares of restricted common stock to in exchange for services rendered. The services are related to outside consulting fees. The services were valued at approximately $47,406. The shares were issued pursuant to an exemption under section 4(2) of the Securities Act of 1933.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

During the Company's two most recent fiscal years and the subsequent interim periods through March 31, 2008, there were no disagreements with the current accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO"), President, and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report (December 31, 2007). Based on such evaluation, our Chief Executive Officer, President, and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, President, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of One Voice Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2007, the Company's internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

8B. ITEM OTHER INFORMATION
--------------------------

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
-------------------------------------------------------------------------------
GOVERNANCE; COMPLIANCE WITH SECTION 16 A. OF THE EXCHANGE ACT
-------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

        Name                   Age   Position
        ----                   ---   --------
        Dean Weber             45    Chairman of the Board, President, Chief
                                     Executive Officer, Interim Chief Financial
                                     Officer and Director and Secretary

        Bradley J. Ammon       43    Director

        Rahoul Sharan          45    Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Dean Weber - Chairman of the board, president, chief executive officer, interim chief financial officer and director and Secretary. Dean Weber has served as Chairman of the board, president, chief executive officer and director since the inception of the Company in July 1999. Mr. Weber brings an extensive background to our company with over 20 years of technology and management experience. He is responsible for developing our strategic vision and pioneering our products, patented technology and business strategies. He was elected to our Board of Directors in July of 1999 as Chairman. Before founding our company in 1998, Mr. Weber played key roles in many high profile technology companies including Northrop, United Technologies and Xerox. Throughout his career, Mr. Weber has developed a comprehensive knowledge of Human Computer Interaction, Cognitive Science, Artificial Intelligence and Natural Language Processing. Mr. Weber currently has numerous patents in Artificial Intelligence, Natural Language Processing and other related technologies. As our CEO, Mr. Weber has been instrumental in the growth and development of the company, successfully raising over $30 million of institutional funding, taking us public, winning the Deloitte and Touche Technology Fast 50 award, and has been featured in Forbes, Time, and on CNN. Mr. Weber holds a Bachelor of Science degree in Computer Science from Central Connecticut State University.

Bradley J. Ammon - Director, Chairman of both the Audit and Compensation Committee. Bradley J. Ammon is a tax attorney in the Washington, D.C. office of Deloitte Tax LLP. Mr. Ammon specializes in international tax planning, including restructuring of international operations, domestic mergers and acquisitions, and developing business plans to minimize worldwide taxation. Prior to joining the firm, Mr. Ammon was with SAIC as an International Tax Manager. He previously was with KPMG, LLP in the International Corporate Services department since 1998 where his principal practice consisted of clients in the information, communications and entertainment ("ICE") industry. Prior to joining KPMG, Mr. Ammon worked from 1995 to 1998 at Deloitte & Touche, LLP in their tax services department where he provided corporate, partnership, and personal tax and business planning services to clients. Mr. Ammon also worked several years as a staff accountant where his responsibilities included the compilation and consolidation of monthly financial statements for multiple subsidiaries. Mr. Ammon has a Juris Doctor and a Master's of Law in taxation (LL.M.) from the University of San Diego, and received his undergraduate degree from the University of California, San Diego. He is admitted to the California Bar. Mr. Ammon was appointed to our Board on June 9, 2000.

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

COMMITTEES OF THE BOARD
-----------------------

Audit Committee
---------------
As set forth in the audit committee charter adopted by the board of directors, a copy of which is included in our Definitive Proxy Statement filed with the SEC on November 29, 2001 as Exhibit A. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others,
(2) systems of internal controls established by management and the Board of Directors and (3) the audit process. Mr. Bradley J. Ammon is the chairman the audit committee and is "independent" as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards.

The Audit Committee has reviewed our audited financial statements for the fiscal Year 2007 and has discussed them with management.

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

The Audit Committee, based on the review and discussions above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

Director Bradley J. Ammon serves as the sole member and Chairman of our Audit Committee. The Board of Directors believes that Mr. Ammon qualifies as an "Audit Committee Financial Expert" as that term is defined by applicable SEC rules.

Compensation committee:
-----------------------
The primary function of the Compensation Committee is to establish and administer our executive compensation programs. Mr. Bradley J. Ammon is the Chairman of the Compensation Committee and is "independent" as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards.

Governance and Nominating Committee:
------------------------------------
The Board of Directors has established a Governance and Nominating Committee for purposes of nominating directors and for all other purposes outlined in the Governance and Nominating Committee Charter, including nominees submitted to the Board of Directors by shareholders. The Governance and Nominating Committee is composed of Bradley Ammon. The Board has determined that each of the members of the Governance and Nominating Committee is unrelated, an outside member with no other affiliation with us and independent as defined by the American Stock Exchange.

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

DIRECTOR COMPENSATION
---------------------

Non-employee directors receive $1,000 for each Board of Directors meeting attended. The Company will pay all out-of-pocket expenses of attendance. No compensation was paid out in the year 2007. In lieu of monetary compensation, the Company issued on September 12, 2007 a total of 2,000,000 common stock options to the members of the board of directors pursuant to the 2005 stock option plan.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE
---------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, we believe that during the year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007 and 2006

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                               Change in
                                                                                             Pension Value
                                                                                                  and
                                                                                Non-Equity   Non-Qualified
   Name &                                  Bonus                                   Incentive Plan    Deferred        All Other
  Principal                     Salary  Commissions   Stock       Option     Compensation    Compensation    Compensation
  Position             Year       ($)       ($)      Awards($)   Awards ($)        ($)        Earnings ($)         ($)     Total ($)
------------------------------------------------------------------------------------------------------------------------------------

Dean Weber
CEO, President         2007    $340,000    $15,967                $ 38,496(1)           --             --          --    $ 394,463
                       2006    $282,000    $ 7,800                $177,445(2)           --             --          --    $ 467,245
James Hadzicki (3)
Former CFO             2006    $161,000                            $34,056(3)                                            $ 195,056

     1 On September 12, 2007, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 8,000,000 common stock options. To date One Voice Technologies recorded stock compensation expense of $38,496.

     2 On January 24, 2006, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 24,000,000 common stock options. To date One Voice Technologies has recorded stock compensation expense of $177,445.

     3 On January 24, 2006, One Voice Technologies issued James Hadzicki CFO of One Voice Technologies Inc. 7,200,000 common stock options. One Voice Technologies recorded stock compensation expense of $34,056. On November 8, 2006, James Hadzicki resigned as our Chief Financial Officer to pursue other outside ventures. There was no disagreement or dispute between Mr. Hadzicki and the Company which led to his resignation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
--------------------------------------------------

     The following table sets forth information with respect to grants of options to purchase our common stock under the Company's 2005 Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2007 and 2006 respectively.

                                 Option Awards                                                   Stock Awards
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                       Equity      Plan Awards:
                                                                                                      Incentive     Market or
                                             Incentive                                                 Plan Awards:    Payout
                                               Plan                                                    Number       Value of
                                              Awards:                                        Market       of         Unearned
                   Number       Number        Number                            Number     Value of    Unearned      Shares,
                     of           of            of                            of Shares   Shares or    Shares,      Units or
                 Securities   Securities    Securities                         or Units    Units of   Units or       Other
                 Underlying   Underlying    Underlying                         of Stock     Stock    Other Rights    Rights
                Unexercised   Unexercised  Unexercised   Option               That Have   That Have   That Have     That Have
                  Options       Options      Unearned   Exercise    Option       Not         Not         Not           Not
                    (#)           (#)        Options     Price    Expiration    Vested      Vested     Vested        Vested
   Name         Exercisable  Unexercisable     (#)        ($)        Date        (#)         ($)         (#)           ($)
-------------------------------------------------------------------------------------------------------------------------------
(1) Dean Weber   16,000,000     8,000,000                 $ 0.016   01/24/2016
    CEO, President

(2) Dean Weber    2,666,667     5,333,333                 $0.0185   09/12/2012
    CEO, President

     1 On January 24, 2006, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 24,000,000 common stock options. To date One Voice Technologies has recorded stock compensation expense of $177,445.

     2 On September 12, 2007, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 8,000,000 common stock options. To date One Voice Technologies has recorded stock compensation expense of $38,496.

         The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.


DIRECTOR COMPENSATION
---------------------

     The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

                                                                            Change in
                                                                          Pension Value
                                                                               and
                                                          Non-Equity      Nonqualified
                Fees Earned                             Incentive Plan      Deferred        All Other
                or Paid in       Stock       Option      Compensation     Compensation    Compensation
    Name         Cash ($)     Awards ($)   Awards ($)         ($)           Earnings           ($)         Total ($)
     (a)            (b)           (c)          (d)            (e)              (f)             (g)            (h)
----------------------------------------------------------------------------------------------------------------------
Rahoul Sharan                       (1)     $  4,812                                             --         $  4,812

Brad Ammon                          (2)     $  4,812                                             --         $  4,812


     (1) On September 12, 2007, One Voice Technologies issued Rahoul Sharan a member of the Board of Directors of One Voice Technologies Inc. 1,000,000 common stock options. To date, One Voice Technologies has recorded a total stock compensation expense of $4,812.

     (2) On September 12, 2007, One Voice Technologies issued Brad Ammon a member of the Board of Directors of One Voice Technologies Inc. 1,000,000 common stock options. To date, One Voice Technologies has recorded a total stock compensation expense of $4,812.

         The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

EMPLOYMENT AGREEMENTS
---------------------

On April 1, 2007, we entered into an Employment Agreement with Dean Weber, our Chief Executive Officer. Pursuant to the Employment Agreement, we will employ Mr. Weber unless the Agreement is terminated by either party as set forth therein.

Mr. Weber will be paid the following:

An annual base salary of $340,000 (the "Base Salary")

1. Receive a 3% commission on revenue generating MobileVoice accounts and 8% commission on other revenue generating products.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 4250 Executive Square, Suite 770, La Jolla, California 92037.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2007 have been exercised and converted.

Note: Applicable percentage ownership is based on 738,246,749 shares outstanding as of December 31, 2007 and 558,364,818 fully diluted shares assuming 100% convertible debt conversion and the exercise of 100% of warrants and options currently held for a total of 1,296,611,567 shares.

        Shares Beneficially Owned (1)
          Name and Address of Beneficial Owner             Number      Percent
        ----------------------------------------        -----------    -------

        Dean Weber, CEO, President and Chairman
          of the Board                                   35,957,800      2.80%

        Rahoul Sharan, Director                           4,900,000      0.40%

        Bradley J. Ammon, Director                        3,600,000      0.30%

        Alpha Capital Akteingesellschaft                227,434,922     17.50%

        Whalehaven Capital Fund Limited                 159,813,857     12.30%

        Bristol Investments Fund Limited                 31,118,579      2.40%

        Stonestreet Limited Partnership                  33,102,373      2.60%

        Ellis International                              45,610,855      3.50%

        Centurion Microcap LLP                           27,480,245      2.10%

        Osher Capital Partners LLC                        8,912,738      0.70%

        Momona Capital Corp.                              9,171,830      0.70%

        Total shares held by officers
          and directors (3) persons:                     44,457,800      3.40%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------------
INDEPENDENCE
------------

There were no material related party transactions during the year.

ITEM 13. EXHIBITS

NO. DESCRIPTION
---------------

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

                         ------------------------------


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

                         ------------------------------

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

10.52 Subscription Agreement, dated September 2007, by and among One Voice Technologies, Inc., and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 17, 2007).

10.53 Form of Convertible Note, of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 17, 2007).

10.54 Form of Warrant, of One Voice Technologies, Inc. issued to the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed September 17, 2007).

10.55 Settlement Agreement and Mutual General Release, dated August 2007, by and among La Jolla Cove Investors, Inc. and One Voice Technologies, Inc. (incorporated by reference to our current report on Form 8-K filed September 17, 2007).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES UPDATE
------------------------------------------------------

AUDIT FEES
----------
The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as its independent auditors to perform the audit of the Company's financial statements for the year 2007. The estimated audit fees for the audit of the 2007 financial statements are $51,000 with an additional fee of between $5000 and $10,000 related to a review of the internal controls "SOX 404". During the year 2007 the Company also incurred fees of approximately $36,000 relating to the filing of form's 10QSB for Q1, Q2 and Q3 2007.

AUDIT RELATED FEES
------------------
During the year 2007 the company incurred fees of approximately $9,000 by PMB that related to the filing of Form POS AM (Post Effective Amendment to Form SB-2).

SOX 404
-------
The Company has engaged De Joya Griffith & Company LLC. as its independent 3rd party consultant to assist the Company with 2007 SOX 404 compliance preparation. The fee is fixed at $40,000.

TAX FEES
--------
The estimated fees for the year 2007 for tax products and services related to preparation of Company's 2007 state and federal tax returns provided by Burt R. Shapiro Accountancy Corp. is $7,500.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2007 and 2006 Financial Statements was performed by persons other than full-time, permanent and employees of PMB.

The Board of Directors have reviewed and approved 100% the above service agreements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  APRIL 4, 2008      by: /s/ Dean Weber
                      ------------------------------------------------
                      Dean Weber, President, Chief Executive Officer (Principal Executive Officer),
                       interim Chief Financial Officer
                      (Principal accounting and financial officer),
                       Chairman of the Board and Secretary

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

    SIGNATURE                            TITLE                         DATE

/s/ Dean Weber             President, Chief Executive Officer     APRIL 4, 2008
---------------------      (Principal Executive Officer),
                           interim Chief Financial Officer
                           (Principal accounting and financial
                           officer), Chairman of the Board and
                           Secretary


/s/ Rahoul Sharan          Director                               APRIL 4, 2008
---------------------
Rahoul Sharan


/s/ Bradley J. Ammon       Director                               APRIL 4, 2008
---------------------
Bradley J. Ammon