Form 10-Q
period 2008-03-31
ONE VOICE TECHNOLOGIES INC
filed 2008-05-15
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filed," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [ ]                   Accelerated filer [ ]
Non-accelerated filer     [ ](Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 13, 2008 the registrant had 864,840,295 shares of common stock, $.001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            F-1 - F-35

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations               1 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

Item 4T. Controls and Procedures                                              10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 1A.  Risk Factors                                                        12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    13 - 14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits                                                            14

SIGNATURES                                                                    15

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of March 31, 2008 and December 31, 2007           F-2
     Statements of Operations for three months
      ended March 31, 2008 and 2007                                      F-3
     Statements of Cash Flows for the three months ended
      March 31, 2008 and 2007                                            F-4
     Notes to Financial Statements                                    F-5 - F-35

                               ONE VOICE TECHNOLOGIES INC.
                                     BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
                          Assets                   (UNAUDITED)       (AUDITED)

                      Current Assets:

Cash and cash equivalents                                   --     $     14,879
Accounts Receivable, net                               114,455           97,242
Inventories                                              2,519            1,200
Prepaid expenses                                        54,507           24,172
                                                  ------------     ------------
     TOTAL CURRENT ASSETS                              171,481          137,493

Property and equipment, net                             37,689          164,294
Patents and trademarks, net                             43,809           51,273
                                                  ------------     ------------
     TOTAL FIXED AND INTANGIBLE ASSETS                  81,498          215,567

Deposits                                                22,180           22,180
Deferred debt issue costs                               14,626           31,939
                                                  ------------     ------------
     TOTAL ASSETS                                 $    289,785     $    407,179
                                                  ============     ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

                   CURRENT LIABILITIES:

Accounts payable                                       335,538     $    337,711
Accrued expenses                                       434,981          419,097
Settlement agreement liability                         208,594          208,594
License agreement liability                          1,152,500        1,112,000
Note payable                                            29,602           29,602
Debt derivative liability                            1,229,678        1,629,057
Warrant derivative liability                         1,391,365        2,317,740
Revolving line of credit                             1,946,462        1,496,462
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES                       6,728,720        7,550,263
                                                  ------------     ------------


                  LONG TERM LIABILITIES:

Note payable                                           169,070          169,070
Convertible notes payable, net                       1,082,676        1,136,801
Deferred rent                                            3,330            2,721
                                                  ------------     ------------
     TOTAL LIABILITIES                               7,983,796        8,858,855
                                                  ------------     ------------

                  STOCKHOLDERS' DEFICIT:

 Preferred stock; $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; $.001 par value, 1,290,000,000
  shares authorized, 777,674,886 and
  738,246,749 shares issued and outstanding at
  March 31, 2008 and December 31,
  2007,
  respectively                                         777,675          738,247
Additional paid-in capital                          42,644,435       42,316,689
Escrow shares                                         (600,000)        (600,000)
Accumulated deficit                                (50,516,121)     (50,906,612)
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                    (7,694,011)      (8,451,676)
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    289,785     $    407,179
                                                  ============     ============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F-2






                           ONE VOICE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                     MARCH 31,         MARCH 31,
                                                       2008              2007
                                                   -------------     -------------


Net Revenue                                        $     188,753     $     210,393
Cost of goods sold                                        94,926            99,222
                                                   -------------     -------------
     GROSS PROFIT                                         93,827           111,171

                                                   -------------     -------------
General and administrative expenses                      749,536           631,605

                                                   -------------     -------------
     NET LOSS FROM OPERATIONS                           (655,709)         (520,434)

OTHER INCOME / (EXPENSE)

Interest expense                                        (254,754)         (270,622)
Gain / (loss) on warrant and debt derivatives          1,301,754        (5,861,417)
Other income (expense)                                        --                46
                                                   -------------     -------------
     TOTAL OTHER INCOME / (EXPENSE)                    1,047,000        (6,131,993)
                                                   -------------     -------------
        NET INCOME / (LOSS) BEFORE INCOME TAX            391,291        (6,652,427)

Income tax expense                                           800               800
                                                   -------------     -------------
NET INCOME / (LOSS)                                $     390,491     $  (6,653,227)
                                                   =============     =============

BASIC INCOME / (LOSS) PER SHARE                    $        0.01     $       (0.01)
                                                   =============     =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            753,124,000       595,741,000
                                                   =============     =============

FULLY DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING  1,604,375,000                --
                                                   =============     =============



  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      F-3





                                          ONE VOICE TECHNOLOGIES INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                   MARCH 31,      MARCH 31,
                                                                                    2008             2007
                                                                                 -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income / (loss)                                                              $   390,491     $(6,653,227)

Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                                                     134,069          25,240
   Amortization of debt discount and issue costs                                     200,768         231,257
   (Gain) loss on debt derivative liability                                         (399,379)        (51,737)
   (Gain) loss on warrant derivative liability                                      (926,375)      5,913,154
   Common stock issued in exchange for services                                       47,405         117,200
   Common stock issued liquidated damages                                             24,000              --
   Share based compensation expense                                                   46,187          36,783
   Non cash interest expense                                                              --           8,903
   Accrued license agreement (accounts payable converted into note payable)           40,500              --


CHANGES IN CERTAIN ASSETS AND LIABILITIES
   Accounts receivable                                                               (17,213)        (25,882)
   Inventories                                                                        (1,319)            180
   Prepaid expenses                                                                  (30,335)        (93,311)
   Accounts payable                                                                   (2,173)        (69,070)
   Accrued expenses                                                                   27,886          23,135
   Deferred rent                                                                         609           1,487
                                                                                  ----------      ----------
Net cash used in operating activities                                               (464,879)       (535,888)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                     --         (19,414)
                                                                                 -----------     -----------
Net cash used in investing activities                                                     --         (19,414)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from warrant exercise                                                         --          52,240
   License agreement liability                                                            --          84,500
   Proceeds from revolving credit line, net of repayment                             450,000         426,280
                                                                                 -----------     -----------
Net cash provided by financing activities                                            450,000         563,020

Net increase (decrease) in cash                                                      (14,879)          7,718

Cash and cash equivalents, beginning of period                                        14,879          34,585
                                                                                 -----------     -----------
Cash and cash equivalents, end of period                                         $        --     $    42,303
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

    Income taxes paid                                                            $       800     $       800
                                                                                 ===========     ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------

    Common stock issued upon conversion of debt and interest                     $   249,582     $   135,000
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $50,516,121 and used cash from operations of $464,879 during the three months ended March 31, 2008. The Company also has a working capital deficit of $6,557,239 of which $2,621,043 represents non-cash warrant and debt derivative liabilities.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

The Company also has a stockholders' deficit of $7,694,011 as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of March 31, 2008, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

See notes 10 and 11 in the accompanying footnotes to the financial statements for additional details.


DEFERRED DEBT ISSUE COST
------------------------

The costs relating to obtaining and securing debt financing are capitalized and is expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the three months ended March 31, 2008 and 2007, the estimated fair value of the Company's deferred debt issue cost was $14,626 and $31,939 respectively.

See note 5 in the accompanying footnotes to the financial statements for additional details.

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

The net income / (loss) per common share for the three months ended March 31, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                                                THREE MONTHS ENDED
                                                           MARCH 31,           MARCH 31,
                                                             2008                2007
                                                        --------------      --------------
NUMERATOR - BASIC AND DILUTED                           $      390,491      $   (6,653,227)
                                                        ==============      ==============
Denominator - basic

Weighted average common shares outstanding                 753,124,000         595,741,000

Denominator - dilutive

Weighted average common shares outstanding                 851,252,000                  --

                                                        --------------      --------------

TOTAL BASIC AND DILUTED SHARES                           1,604,376,000         595,741,000
                                                        ==============      ==============


NET INCOME / (LOSS)  PER SHARE - BASIC AND DILUTED      $         0.01      $        (0.01)
                                                        ==============      ==============


POTENTIAL DILUTIVE COMMON SHARES:

Convertible debentures                                     482,264,861         144,543,651

Options                                                     62,934,000          55,459,000

Warrants                                                   276,052,744         331,979,838

Escrow shares                                               30,000,000                  --

                                                        --------------      --------------

TOTAL POTENTIAL DILUTIVE SHARES                            851,251,605         531,982,489
                                                        ==============      ==============

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

During the three months ended March 31, 2008 and 2007, the Company recorded $46,187 and $36,783 respectively, in non-cash charges for stock based compensation.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three months ended March 31, 2008 and 2007, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. The Company is in the process of reviewing the additional disclosure. The Company has determined that additional disclosure will have no material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP No. 142-3"). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity's historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. PREPAID EXPENSES
   ----------------

                                             THREE MONTHS ENDED    YEAR ENDED
                                                  MARCH 31,        DECEMBER 31,
                                                    2008              2007
                                                ------------       ------------
Rents                                                     --              9,736
Business and health insurance                          5,419                172
New customer launch                                   25,891              8,514
Trade show and events                                 11,697                 --
Engineering                                           11,500              5,750
                                                ------------       ------------
         TOTAL                                  $     54,507       $     24,172
                                                ============       ============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


4. PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
   --------------------------------------------

                                            THREE MONTHS ENDED      YEAR ENDED
                                                  MARCH 31,        DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Computer equipment                             $     728,061      $     728,061
Website development                                   38,524             38,524
Equipment                                              1,562              1,562
Furniture and fixtures                                 9,430              9,430
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,215            120,215
                                               -------------      -------------
                   TOTAL                             903,157            903,157

                                               -------------      -------------
Less accumulated depreciation                       (865,468)          (738,863)

                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $      37,689      $     164,294
                                               =============      =============


                                            THREE MONTHS ENDED      YEAR ENDED
                                                  MARCH 31,        DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Patents                                        $     212,062      $     212,062
Trademarks                                           243,259            243,259
Software licensing                                 1,145,322          1,145,322
Software development costs                         1,675,601          1,675,601
                                               -------------      -------------
                   TOTAL                           3,276,244          3,276,244
                                               -------------      -------------
Less accumulated amortization                     (3,232,435)        (3,224,971)
                                               -------------      -------------

         NET INTANGIBLE ASSETS                 $      43,809      $      51,273
                                               =============      =============

Depreciation and amortization expense totaled $134,069 and $25,240 for the three months ended March 31, 2008 and 2007, respectively. The increase of $108,829 was due to the full depreciation of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

5. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements (legal fees). These costs are amortized over the term of the debt agreement using the straight line method, normally 2 years. A balance of $14,626 remains as of March 31, 2008.

6. ACCRUED EXPENSES
   ----------------
                                   THREE MONTHS ENDED          YEAR ENDED
                                         MARCH 31,             DECEMBER 31,
                                            2008                   2007
                                  --------------------     -----------------
Accrued salaries                   $            2,612      $          17,594
Accrued vacation                               93,675                 82,006
Accrued interest                              263,669                221,684
Accrued audit and SOX fees                     60,168                 70,313
Accrued legal fees                              3,500                  3,500
Accrued investor relations fees                 4,000                  7,000
Accrued consulting                              5,000                     --
Accrued marketing                                  --                  3,000
Accrued license fees                            1,000                 14,000
Accrued other                                   1,357                     --
                                  --------------------      ----------------
        TOTAL                      $           434,981      $        419,097
                                  ====================      ================

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

         o During the period of January 1, 2007 thru March 31, 2008 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of March 31, 2008 the note payable balance due Philips Speech Processing was $1,152,500.

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

As of March 31, 2008 the short term note payable balance due Maguire Properties-Regents Square LLC. was $29,602 with the remaining balance classified as long term notes payable.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

10. DEBT DERIVATIVE LIABILITY
    -------------------------

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of March 31, 2008 the Company has incurred a net non-cash gain of $375,379 for the three months ended March 31, 2008.

The liability valuation calculated at March 31, 2008 and December 31, 2007, resulted in the fair value of the debt derivative liability being $1,229,678 and $1,629,057 respectively.

11. WARRANT DERIVATIVE LIABILITY
    ----------------------------

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of March 31, 2008 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 94%, risk free interest rate of 3.07% and a remaining contractual life ranging from .03 years to 3.44 years.

As a result of the valuation conducted, the Company incurred a net non-cash gain of $926,375 for the three months ended March 31, 2008.

The liability valuation calculated at March 31, 2008 and December 31, 2007, resulted in the fair value of the warrant derivative liability being $1,391,365 and $2,317,740 respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

12. REVOLVING CREDIT NOTE PAYABLE
    -----------------------------

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

The original Revolving Credit Note agreement has been amended ten times since inception. The amendments increased the maximum borrowing by the Company to an amount of $1,955,000 and extended the maturity date to June 21, 2008. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

Second amended payment terms are as follows:

The amendment provided an option to convert the outstanding balance into common shares of the Company's common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $2,005,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,946,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of March 31, 2008 the outstanding principal amount owed to the Investors is $1,946,462. Interest accrued on the outstanding principal is $93,044 as of March 31, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13. LONG TERM NOTES PAYABLE
    -----------------------

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008.

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of March 31, 2008 the long term note payable balance due Maguire Properties-Regents Square LLC. was $69,070 with the remaining balance of $29,602 being classified as short term notes payable.

At March 31, 2008 and December 31, 2007 the principal balance on the notes payable was $169,070 and $169,070, respectively. Accrued interest as of March 31, 2008 is $40,463.

14. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

                                         THREE MONTHS ENDED       YEAR ENDED
ISSUANCE SUMMARY
                                               MARCH 31,         DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal                                    $         --        $    420,000
Warrants issued A&B                                    --          10,000,000


                                         THREE MONTHS ENDED      YEAR ENDED
CONVERSION SUMMARY
                                               MARCH 31,         DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal Converted                          $    249,582        $    481,359
Shares converted                               31,508,528          49,190,842
Average share conversion price               $      0.008        $      0.010

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

         During the three months ended March 31, 2008 and year ended December 31, 2007, $249,582 and $481,359 of notes payable and accrued interest was converted into 31,508,528 and 49,190,842 shares of the Company's common stock at an average conversion price of $0.008 and $0.010 per share.

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

         No convertible debt agreements have been entered into during the period ended March 31, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

14 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

         The Company must file a registration statement (Form SB-2) with the SEC for all the above financing transactions. Filing date is typically between 90 and 120 days of the transaction date.

         A SUMMARY OF OUTSTANDING CONVERTIBLE DEBT AT MARCH 31, 2008 IS AS FOLLOWS:

                                                                   PRINCIPAL
                                                                    AMOUNT         UNAMORTIZED          NET
                                               DUE DATE            REMAINING        DISCOUNT          BALANCE
                                            -----------------     -----------      -----------      -----------
         STONESTREET LIMITED
         PARTNERSHIP                        DECEMBER 23, 2007     $    10,000      $        --     $     10,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MARCH 17, 2008            250,000               --          250,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MAY 5, 2008               108,000             (341)         107,659
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 JULY 6, 2008              105,500           (8,026)          97,474
                                                                  -----------      -----------      -----------

         BRISTOL INVESTMENT FUND
         LTD                                JULY 6, 2008               10,140           (1,200)           8,940
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP L.P             JULY 6, 2008               92,500           (7,703)          84,797
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       JULY 6, 2008              105,500           (8,026)          97,474
                                                                  -----------      -----------      -----------

         ELLIS INTERNATIONAL
         LIMITED                            AUGUST 29, 2008           120,000          (13,822)         106,178
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       AUGUST 29, 2008           105,000          (10,735)          94,265
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 SEPTEMBER 7, 2007         110,000          (47,052)          62,948
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       SEPTEMBER 7, 2007         110,000          (47,052)          62,948
                                                                  -----------      -----------      -----------

         OSHER CAPITAL                      SEPTEMBER 7, 2007          80,000          (37,233)          42,767
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP L.P             SEPTEMBER 7, 2007         100,000          (42,774)          57,226
                                                                  -----------      -----------      -----------
            TOTAL OUTSTANDING LONG TERM CONVERTIBLE
              DEBT MARCH 31, 2008                                $  1,306,640      $  (223,964)     $ 1,082,676
                                                                  ===========      ===========      ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. COMMON STOCK
    ------------

The following is a summary of transactions that had an impact on equity:

                                                                                    THREE MONTHS ENDED

                                                                       MARCH 31,                             MARCH 31,
                                                                         2008                                  2007
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                           31,508,528   $0.008   $   249,582    21,428,571     $0.006   $   135,000
Issuance of stock in exchange for services                  7,919,609    0.009        71,405     5,400,000      0.018        96,200
Shares to be issued in exchange for services                       --       --            --            --         --        29,903
Warrant exercise                                                   --       --            --     8,000,000      0.007        52,240
                                                          -----------   ------   -----------   -----------     ------   -----------
Total                                                      39,428,137   $0.008   $   320,987    34,828,571     $0.009   $   313,343

     o    CONVERTIBLE DEBT CONVERSION BY INVESTOR
          ---------------------------------------

          During the three months ended March 31, 2008, Bristol Investment Fund converted $72,080 of notes payable and accrued interest into 9,010,000 shares of the Company's common stock at an average conversion price of $0.008.

          During the three months ended March 31, 2008, Osher Capital Inc. converted $20,000 of notes payable and accrued interest into 2,632,246 shares of the Company's common stock at an average conversion price of $0.008.

          During the three months ended March 31, 2008, Centurion Microcap LP. converted $7,500 of notes payable and accrued interest into 937,500 shares of the Company's common stock at an average conversion price of $0.008.

          During the three months ended March 31, 2008, Whalehaven Fund, Limited converted $120,002 of notes payable and accrued interest into 15,000,211 shares of the Company's common stock at an average conversion price of $0.008.

          During the three months ended March 31, 2008, Ellis International Ltd. converted $30,000 notes payable and accrued interest into 3,928,571 shares of the Company's common stock at an average conversion price of $0.008.

          During the three months ended March 31, 2007, Alpha Capital Akteingesellschaft converted approximately $135,000 of notes payable and accrued interest into approximately 21,428,571 shares of the Company's common stock at an average conversion price of $0.006.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

16. COMMON STOCK (CONTINUED)
    ------------------------

     o    WARRANT EXERCISE FOR CASH
          -------------------------

          During the three months ended March 31, 2007 a total of 8,000,000 warrants were exercised at an average price of $0.007. As a result the Company received cash proceeds of $52,240. No warrants were exercised for cash during the three months ended March 31, 2008.


     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES AND DEBT OBLIGATIONS
          ---------------------------------------------------------------------

          During the three months ended March 31, 2008 the Company issued 7,919,609 shares of its restricted common stock having a market value of $71,405 in exchange for services rendered and other debt obligations.

          During the three months ended March 31, 2007 the Company issued 5,400,000 shares of its restricted common stock having a market value of $96,200 in exchange for services and other debt obligations.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. OTHER INCOME (EXPENSE)
    ----------------------

Other income / (expense) totaled 1,047,000 and ($6,131,993) for the three months ended March 31, 2008 and 2007, respectively. A expense decrease of ($7,178,993) or -106%.

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability
     o    Other misc.

See details below.

                     OTHER INCOME / (EXPENSE) SUMMARY


                                                         THREE MONTHS ENDED
                                                     March 31,       March 31,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (254,754)    $  (270,622)
Gain (loss) on warrant and debt derivative            1,301,754      (5,861,417)
Other income / (expense)                                     --              46
                                                    -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)    $ 1,047,000     $(6,131,993)

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. OTHER INCOME (EXPENSE) (CONTINUED)
    ---------------------------------

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              MARCH 31,         MARCH 31,
                                                2008              2007
                                          ---------------   ---------------

Debt issue cost                           $        17,313   $        82,714
Discount amortization                             183,455           148,543
Accrued interest                                   53,986            36,800
Other / penalties                                      --             2,565
                                          ---------------   ---------------
       TOTAL                              $       254,754   $       270,622


For three months ended March 31, 2008 and 2007, interest expense was $254,754 compared to $270,622 respectively. A decrease of $15,868 or 6%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the three months ended March 31, 2008 and 2007, interest expense related to debt issue costs was $17,313 compared to $82,714, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended March 31, 2008, and 2007, interest expense related to the amortization of discount was $183,455 compared to $148,543 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended March 31,2008 and 2007.

For the three months ended March 31, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $53,986 compared to $36,800, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. OTHER INCOME / (EXPENSE) (CONTINUED)
    ------------------------------------


4. Other / misc. (expense) for the three months ended March 31, 2008 and 2007, was approximately $0 compared to $2,565 respectively.

GAIN ON DEBT DERIVATIVES
--------------------------

For the three months ended March 31, 2008 and 2007, gains recorded on debt derivatives were 375,379 compared $51,737 respectively.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the three months ended March 31, 2008, gains of 926,375 were recorded, compared to losses of ($5,913,154) for the same period in 2007.

See Note 11 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


18. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of March 31, 2008:

                  2008                           79,707
                  2009                          109,618
                  2010                          112,960
                                             ----------
                                             $  302,285
                                             ==========

Rent expense including parking amounted to $31,783 and $54,723 for the three months ended March 31, 2008 and 2007 respectively.

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN
    --------------------------------------------

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

On September 12, 2007 the Company granted 15,000,000 stock options to its employees and Board of Directors. The stock options issued are pursuant to the 2005 stock option plan.

The total intrinsic value of vested options relating to employee and director compensation at March 31, 2007 was $0. The intrinsic value of $0 is due to the closing stock price at March 31, 2008 of $0.0117 being lower than any vested option grant price.

For the three months ended March 31, 2008 and 2007, there was approximately $46,187 and $36,783 of total compensation expense recorded by the Company related to share-based compensation.

As of March 31, 2008, there was approximately $87,041 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's closing stock price reported by NASDAQ listed under symbol ONEV at March 31, 2007 was $0.0117 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of March 31, 2008.

                                       THREE MONTHS ENDED
                                         MARCH 31, 2008


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
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the year ended March 31, 2008 and 2007, respectively.

                                                                         THREE MONTHS ENDED
                                                          MARCH 31,                              MARCH 31,
                                                             2008                                  2007
                                              ----------------------------------     ----------------------------------

                                                                     WEIGHTED                               WEIGHTED
                                                  NUMBER OF           AVERAGE           NUMBER OF           AVERAGE
                                                   SHARES            EXERCISE            SHARES             EXERCISE
                                                OUTSTANDING            PRICE           OUTSTANDING           PRICE
                                              -----------------    --------------    ----------------     -------------

Outstanding at beginning of year                    62,934,000          $  0.054          58,059,000           $  0.06
Options granted                                              0               N/A                   0               N/A
Options exercised                                            0               N/A                   0               N/A
Options terminated                                           0               N/A         (2,600,000)             0.016

                                              -----------------                      ----------------
OPTIONS OUTSTANDING AT END OF 1ST QUARTER           62,934,000             0.054          55,459,000             0.065

                                              -----------------                      ----------------
OPTIONS EXERCISABLE AT END OF 1ST QUARTER           52,928,444           $ 0.061          37,486,778           $ 0.089


The following table summarizes the number of options authorized by the plan and available for distribution as of March 31, 2008 and 2007, respectively.

                                                  THREE MONTHS ENDED

                                                MARCH 31,     MARCH 31,
                                                  2008          2007
                                               NUMBER OF      NUMBER OF
                                                 SHARES        SHARES
                                               ---------      ---------

Beginning options available for grant             66,000      4,941,000

Add: Additional options authorized                    --             --

Less: Options granted                                 --             --

Add: Options terminated                               --      2,600,000

                                               ---------      ---------

ENDING OPTIONS AVAILABLE FOR DISTRIBUTION         66,000      7,541,000

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2007 and 2007, respectively.

                                                          THREE MONTHS ENDED MARCH 31, 2008

                                          TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                                          -----------------                               -----------------

                                               WEIGHTED                                        WEIGHTED
                                               AVERAGE                                          AVERAGE
                                               EXERCISE                                        EXERCISE
  PRICE RANGE            # OF SHARES            PRICE          LIFE      # OF SHARES             PRICE           LIFE
  -----------            ----------          ----------      --------    ------------          ----------       -------

$6.08 - $ 12.80             240,000          $    7.158         2.38          240,000          $    7.158         2.38

$0.32 - $2.00               694,000               0.867         3.28          694,000               0.867         3.28

$0.016 - $0.19           62,000,000               0.017         6.98       51,994,444               0.017         7.47

                         ----------          ----------      --------    ------------          ----------       -------
TOTAL                    62,934,000          $    0.054         6.92       52,928,444          $    0.061         7.39


                                                          THREE MONTHS ENDED MARCH 31, 2007

                                          TOTAL OUTSTANDING                               TOTAL EXERCISABLE
                                          -----------------                               -----------------

                                               WEIGHTED                                        WEIGHTED
                                               AVERAGE                                          AVERAGE
                                               EXERCISE                                        EXERCISE
  PRICE RANGE            # OF SHARES            PRICE          LIFE      # OF SHARES             PRICE           LIFE
  -----------            ----------          ----------      --------    ------------          ----------       -------

$6.08 - $ 12.80             270,000          $    7.170         3.44          270,000          $    7.170         3.44

$0.32 - $2.00               839,000               0.911         4.28          839,000               0.911         4.28

$0.016 - $0.19           54,350,000               0.017         8.78       36,377,778               0.018         8.77

                         ----------          ----------      --------    ------------          ----------       -------
TOTAL                    55,459,000          $    0.065         8.69       37,486,778          $    0.089         8.63


                                      F-30





                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of March 31, 2008 and 2007, respectively is presented below:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                        2008
                                                 -----------------------------------------------------------------------------------

                                                                         WEIGHTED
                                                                         AVERAGE                                   AVERAGE
   OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                             EXERCISE                                 INTRINSIC
           AND DIRECTOR COMPENSATION                 SHARES               PRICE               LIFE                  VALUE
                                                 ---------------    -------------------    ------------    -------------------------


Outstanding at beginning of year                     62,934,000             $    0.054            0.05               N/A
Options granted                                               0                    N/A             N/A               N/A
Options exercised                                             0                    N/A             N/A               N/A
Options terminated                                            0                    N/A             N/A               N/A

                                                 ---------------                           ------------    -------------------------

OPTIONS OUTSTANDING AT END OF 1ST QUARTER            62,934,000                  0.054            6.92               N/A

                                                 ---------------                           ------------    -------------------------

OPTIONS EXERCISABLE AT END OF 1ST QUARTER            52,928,444             $    0.061            7.39               N/A




                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                        2007
                                                 -----------------------------------------------------------------------------------

                                                                         WEIGHTED
                                                                         AVERAGE                                   AVERAGE
   OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                             EXERCISE                                 INTRINSIC
           AND DIRECTOR COMPENSATION                 SHARES               PRICE               LIFE                  VALUE
                                                 ---------------    -------------------    ------------    -------------------------

Outstanding at beginning of year                     58,059,000             $    0.060            8.69                N/A
Options granted                                               0                    N/A             N/A                N/A
Options exercised                                             0                    N/A             N/A                N/A
Options terminated                                  (2,600,000)                  0.020             N/A                N/A

                                                 ---------------                           ------------    -------------------------

OPTIONS OUTSTANDING AT END OF 1ST QUARTER            55,459,000                  0.065            8.69                N/A

                                                 ---------------                           ------------    -------------------------

OPTIONS EXERCISABLE AT END OF 1ST QUARTER            37,486,778             $    0.089            8.63                N/A


NOTE: INTRINSIC VALUE ASSUMES ONLY OPTIONS ABOVE WATER ARE TO BE EXERCISED.

CALCULATION IS BASED ON CLOSING STOCK PRICE OF $ 0.0117 and $.033 PER SHARE
DATED MARCH 31, 2008 and 2007, respectively.


                                      F-31





                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of March 31, 2008 and 2007, and changes during the period ended March 31, 2008 and 2007, respectively is presented below:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                     2008
                                              -------------------------------------------------

                                                                           WEIGHTED
                                                                           AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                                GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION           SHARES                 FAIR VALUE
                                              -----------------    -------------------------

Outstanding at beginning of year                    62,934,000                 $      0.054
Options granted                                              0                          N/A
Options exercised                                            0                          N/A
Options vested                                     (52,928,444)                       0.061
Options terminated                                           0                          N/A

                                              -----------------
NON VESTED AT END 1ST QUARTER                       10,005,556                 $      0.019


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                      2007
                                              -------------------------------------------------

                                                                           WEIGHTED
                                                                           AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                                GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION           SHARES                 FAIR VALUE
                                              -----------------    -------------------------

Outstanding at beginning of year                    37,559,028                 $      1.470
Options granted                                              0                          N/A
Options exercised                                            0                          N/A
Options vested                                     (16,986,806)                       0.016
Options terminated                                  (2,600,000)                       0.016

                                              -----------------
NON VESTED AT END 1ST QUARTER                       17,972,222                 $      0.013

In addition to the assumptions in the above tables, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                           2008
                                   --------------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                1.83 to 7.82

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

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

Warrant options: The Company generally grants warrant options to directors and consultants at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock warrants and options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire 10 years following the initial grant date. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
       --------------------------------------------------------

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


20. WARRANTS
    --------

As a normal business practice, the Company grants warrants to Investors who participate in the financing of the Company. Warrants issued are an additional incentive to the Investors and also provide additional cashflow for the Company upon exercise.

At March 31, 2008, the Company had warrants outstanding that allow the holders to purchase up to 276,052,744 shares of common stock.

At March 31, 2008, the weighted average remaining contractual life of the warrants was approximately 24 months.

The number and weighted average exercise prices of the warrants for the three months ended March 31, 2008 and 2007 are as follows:

                                                                                THREE MONTHS ENDED
                                                                MARCH 31,                                 MARCH 31,
                                                                  2008                                      2007
                                                 --------------------------------------    --------------------------------------

                                                                            WEIGHTED                                  WEIGHTED
                                                                            AVERAGE                                   AVERAGE
                                                                            EXERCISE                                  EXERCISE
                                                       NUMBER                PRICE                NUMBER               PRICE
                                                 ------------------     ---------------    -------------------    ---------------

Outstanding at beginning of year                       276,052,744            $  0.014            339,979,838           $   0.02
Warrants granted                                                 0                 N/A                      0                N/A
Warrants exercised                                               0                 N/A             (8,000,000)             0.007
Warrants terminated                                              0                 N/A                      0                N/A

                                                 ------------------                        -------------------
WARRANTS OUTSTANDING AT END OF  1ST QUARTER            276,052,744            $  0.014            331,979,838           $   0.02
                                                 ==================     ===============    ===================    ===============

WARRANTS EXERCISABLE AT END OF  1ST QUARTER            276,052,744            $  0.014            331,979,838           $   0.02
                                                 ==================     ===============    ===================    ===============

During the three months ended March 31, 2008 and 2007, a total of O and 8,000,000 warrants were exercised. As a result the Company received cash proceeds of $52,240.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------



21. SUBSEQUENT EVENTS
    -----------------

     o    CONVERTBLE DEBT CONVERSIONS
          During the period of April 1, 2008 through May 2, 2008 accredited investors converted $177,005 of convertible debt and accrued interest into 25,286,513 shares of the Company's common stock.

     o    SHARES ISSUED IN EXCHANGE FOR SERVICES
          On April 8, 2008 the Company issued 50,000,000 shares of restricted common stock in exchange for future investment services to be rendered.

     o    ESCROW SHARES
          On May 2, 2008 the Company issued 11,878,896 shares of restricted common stock. The shares are to be held in escrow pursuant to a legal settlement agreement entered into with La Jolla Cove Investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, OfficeMax, Mohave Wireless, Inland Cellular, Nex-Tec Wireless, Rural Independent Networks and several additional telecom service providers throughout the United States.

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

The Company is currently finalizing a round of financing for up to $1.5 million as a private placement of restricted common stock with strategic private investors. The use of funds is to grow the Company, finalize national launches in Mexico and India and to replicate our success. These new investors bring strategic value to the Company as industry leaders and can introduce One Voice to new opportunities through their broad range of contacts. We see this financing as a strong signal of confidence by industry leaders in our Company, technology and market opportunities. These new investors understand the time and effort it takes in dealing with TELMEX, MTNL and other large foreign and domestic corporations along with the revenue potential that these opportunities can generate.

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

In 2006, the Company signed a deployment contract with the residential group within TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, in October, 2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The MobileVoice (IRIS) service has tested and performed very well as anticipated. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. We are now working with both the residential and small, medium business (SMB) groups within TELMEX to coordinate a national launch for IRIS in both groups. We are confident this national launch will happen in the coming months. The revenue generated from of a national launch with TELMEX is expected to have a material impact on the Company.

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $1.25 USD monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We are planning on having our service ready for testing by MTNL by the end of May, 2008. MTNL will then have a 3 month testing period after which revenue generation to the Company will commence. The revenue generated from this launch with MTNL is expected to have a material impact on the Company.

The Company recently signed an agreement to deploy MobileVoice services with Mohave Wireless. This service was launched to Mohave Wireless subscribers in February of 2008. The MobileVoice service will be included as a standard service for all Mohave Wireless subscribers.

The Company has successfully passed the testing phase with a national yellow pages provider and is now discussing commercial deployment and licensing terms. We anticipate this service would be deployed by year-end 2008.

EMBEDDED SECTOR
---------------

On August 15, 2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project. We have been working closely with Intel engineers to add voice control to their Moblin operating system. We have recently demonstrated this capability in the Intel booth at the 2008 Consumer Electronics Show, Mobile World Congress and plan to attend the upcoming Intel Developers Forum. We have also ported our software to RedFlag Linux. Both RedFlag Linux and Moblin are the primary operating systems used on Mobile Internet Devices (MIDs). Both One Voice and Intel have jointly presented our voice solution to several MID OEM's and we have initial confirmation that our software will be bundled on a major OEM's MID for launch in Q4 of 2008.

PC SECTOR
---------

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator "MCC"(TM) product works with Microsoft Windows XP Media Center Edition 2005 and Microsoft Windows Vista to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice. In May 2008 the company shipped 4,000 units of its Media Center Communicator to Office Max, the Company considers this as the milestone of the products future distribution potential. If successful, this could produce significant future revenue streams. The company recently launched a new retail product called VoiceTunes. VoiceTunes allows users to voice control their entire music library including Apple iTunes and Windows Media. This product is similar to our flagship product Media Center Communicator but is very focused on music. The feedback from retailers has been very positive and we are now preparing for have VoiceTunes available on retail store shelves by this summer.

In summary, the Company has several products and services that are commercially available today and we will continue to grow our business both domestically and internationally. Management believes the Company's transition into the revenue recognition phase is very important as it signifies acceptance of our solutions and the value they deliver to the customer and their subscribers.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended March 31, 2008 and 2007.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION

                                               THREE MONTHS ENDED
                                          MARCH 31,        MARCH 31,       FAV/ (UN FAV)      PERCENTAGE
                                             2008            2007              CHANGE           CHANGE
                                         -----------      -----------       -----------       -----------
Net Revenue                              $   188,753      $   210,393       $   (21,640)              -10%

Cost of goods sold                            94,926           99,222             4,296                 4%
                                         -----------      -----------       -----------       -----------

     GROSS PROFIT                             93,827          111,171           (17,344)              -16%

General and administrative expenses          749,536          631,605          (117,931)              -19%

Other income (expense)                     1,047,000       (6,131,993)        7,178,993               117%
                                         -----------      -----------       -----------       -----------

     NET LOSS BEFORE INCOME TAX              391,291       (6,652,427)        7,043,718               106%

Income tax expense                               800              800                --                 0%
                                         -----------      -----------       -----------       -----------
Net loss                                 $   390,491      $(6,653,227)      $ 7,043,718               106%
                                         ===========      ===========       ===========       ===========

REVENUES
--------

Net revenues totaled $188,753 and $210,393 for the three months ended March 31, 2008 and 2007, respectively. The decrease of (21,640) or 10% was due to a one time project for Intel in March 2007.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended March 31, 2008 and 2007 totaled $94,926 and $99,222, respectively. The majority of expenses in cost of goods sold relate to monthly recurring licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $749,536 and $631,605 for the three months ended March 31, 2008 and 2007, respectively.

SALARY AND COMPENSATION
-----------------------

Salary and wage related expenses totaled $340,167 and $309,201 for the three months ended March 31, 2008 and 2007, respectively, an increase of 30,966 or 10%.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees of $74,580 and $111,121 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $36,541 or 33% between the two periods was due the under accrual of audit fees incurred in 2007.

DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization expense totaled $134,069 and $25,240 for the three months ended March 31, 2008 and 2007, respectively. The increase of 108,829 was due to the full amortization of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

OTHER INCOME (EXPENSE)
----------------------

Other income / (expense) totaled 1,047,000 and ($6,131,993) for the three months ended March 31, 2008 and 2007, respectively. A expense decrease of ($7,178,993) or 117%.

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability o Other misc.

See details below.

                     OTHER INCOME / (EXPENSE) SUMMARY


                                                         THREE MONTHS ENDED
                                                     March 31,       March 31,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (254,754)    $  (270,622)
Gain (loss) on warrant and debt derivative            1,301,754      (5,861,417)
Other income / (expense)                                     --              46
                                                    -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)    $ 1,047,000    $ (6,131,993)

---------------------------------

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              MARCH 31,         MARCH 31,
                                                2008              2007
                                          ---------------   ---------------

Debt issue cost                           $        17,313   $        82,714
Discount amortization                             183,455           148,543
Accrued interest                                   53,986            36,800
Other / penalties                                      --             2,565
                                          ---------------   ---------------
       TOTAL                              $       254,754   $       270,622


For three months ended March 31, 2008 and 2007, interest expense was $254,754 compared to $270,622 respectively. A decrease of $15,868 or 6%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the three months ended March 31, 2008 and 2007, interest expense related to debt issue costs was $17,313 compared to $82,714, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended March 31, 2008, and 2007, interest expense related to the amortization of discount was $183,455 compared to $148,543 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended March 31,2008 and 2007.

For the three months ended March 31, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $53,986 compared to $36,800, respectively.

------------------------------------

4. Other / misc. (expense) for the three months ended March 31, 2008 and 2007, was approximately $0 compared to $2,565 respectively.

GAIN ON DEBT DERIVATIVES
--------------------------

For the three months ended March 31, 2008 and 2007, gains recorded on debt derivatives were 375,379 compared $51,737 respectively.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the three months ended March 31, 2008, gains of 926,375 were recorded, compared to losses of ($5,913,154) for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH ITEMS EFFECTING THE COMPANY'S NET INCOME/(LOSS)
------------------------------------------------

Non-cash related items of ($836,651) and 6,234,884 are reflected in the net income / (loss) for the three months ended March 31, 2008 and 2007 respectively, consisted of the following items:

                                                                     THREE MONTHS ENDED
                                                                MARCH 31,        MARCH 31,
                                                                  2008             2007
                                                               -----------     ------------
Depreciation and amortization                                      134,069           25,240
Stock compensation expense                                          46,187           36,783
Stock issuance for exchange of debt and other obligations           47,406          117,200
Stock issuance for interest conversion                                  --            8,903
Amortization of note discount                                      183,455          148,541
Interest payable related to convertible debt                        53,986           36,800
(Gain) / Loss on warrant and debt derivatives                   (1,301,754)       5,861,417
                                                               -----------       ----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                   (836,651)       6,234,884

The above information is intended to illustrate the impact that these specific expenses have on the Company's net income/(loss). There are no cash transactions that related to these expenses. More specifically, this table is shown to demonstrate the impact that the re-valuation of warrant and debt derivatives have on the income statement. Please note that this table is not in conformity with auditing standards generally accepted in the United States of America.

At March 31, 2008, the Company had a working capital deficit of $6,557,239 as compared with a working capital deficit of $7,412,770 at December 31, 2007. The decrease in working capital deficit of ($855,531) consists primarily of the following:

     o    (Decrease) in derivative liability of ($399,379)
     o    (Decrease) in warrant derivative liability of ($926,375)
     o    Increase in revolving line of credit of $450,000

Net cash used for operating activities is $464,879 for the three months ended March 31, 2008 compared to $535,888 for the three months ended March 31, 2007.

Net cash used for investing activities is $0 for the three months ended March 31, 2008 compared to $19,414for the three months ended March 31, 2007.

Net cash provided by financing activities is $450,000 for the three months ended March 31, 2008 compared to $563,020 for the three months ended March 31, 2007.

See financing transaction details below.

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the three months ended March 31, 2008 and year ended December 31, 2007.


NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------

                                             THREE MONTHS ENDED   YEAR ENDED
                                                    MARCH 31,    DECEMBER 31,
                                                     2008            2007
                                                 ------------    ------------
Warrant exercise                                           --         253,360
Convertible debt financing                                 --         195,000
Revolving line of credit net of pay down              450,000       1,256,462
                                                 ------------    ------------
TOTAL FINANCING ACTIVITY                         $    450,000    $  1,704,822
                                                 ============    ============




ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------------------

                                          THREE MONTHS ENDED        YEAR ENDED
ISSUANCE SUMMARY                                MARCH 31,           DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal                                    $         --          $    420,000
Warrants issued A&B                                    --            10,000,000


                                          THREE MONTHS ENDED        YEAR ENDED
CONVERSION SUMMARY
                                                MARCH 31,          DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal and interest Converted             $    249,582          $    481,359
Shares converted                               31,508,528            49,190,842
Average share conversion price               $      0.008          $      0.010

COMMON STOCK
------------

The following is a summary of transactions that had an impact on equity:

                                     THREE MONTHS ENDED                                    YEAR ENDED
                                           MARCH 31,                                       DECEMBER 31,
                                            2008                                              2007
                                            ----                                              ----

                                           AVERAGE                                           AVERAGE
                              SHARES        SHARE                           SHARES            SHARE
                              ISSUED        PRICE           VALUE           ISSUED            PRICE       VALUE
                            ----------------------------------------   --------------------------------------------

Debt conversions             31,508,528      0.008      $   249,582       49,190,842          0.010    $   481,359

Issuance of stock in
exchange for services
and debt                      7,919,609      0.009           71,405       11,443,921          0.019        220,534

Shares to be issued in
exchange service and
interest conversion                  --      N/A                 --               --            N/A          8,903

Warrant exercise                     --      N/A                 --       39,126,855          0.006        253,360
Warrant exercise
cashless                             --      N/A                 --       23,971,458             --             --

Private placement                    --      N/A                 --               --            N/A             --

Shares in escrow                     --      N/A                 --       30,000,000          0.020        600,000
                            ----------------------------------------   --------------------------------------------
Total                        39,428,137      0.008          $320,987      153,733,076          0.010     $1,564,156


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

The original Revolving Credit Note agreement has been amended ten times during the term of the agreement. The amendments increased the maximum borrowing by the Company to an amount of $1,955,000 and extended the maturity date to June 21, 2008.

Since inception the Company has borrowed $2,005,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $1,946,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of March 31, 2008 the outstanding principal amount owed to the Investors is $1,946,462. Interest accrued on the outstanding principal is $93,044 as of March 31, 2008.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The losses of 50,516,121 through the period ended March 31, 2008 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO"), President, and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report (March 31, 2008). Based on such evaluation, our Chief Executive Officer, President, and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, President, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
---------------------

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, other than to update certain financial information as of and for the three months ended March 31, 2008 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the three months ended March 31, 2008 and 2007, we incurred a net income of $390,491 compared to a (loss) of ($6,653,227), respectively. A large part of the 2008 income is due to non-cash related income items of $836,651, whereas non-cash related (expense) items of ($6,234,884) were reflected in 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

UNREGISTERED SALES OF EQUITY SECURITIES
---------------------------------------
The securities described below represent our securities sold by us for the period starting January 1, 2007 and March 31, 2008 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH
--------------------------

During the year ended December 31, 2007 a total of 39,126,855 warrants were exercised at an average price of $0.006. As a result the Company received cash proceeds of $253,360. The shares were issued pursuant to an exemption under
Section 4(2) of the Securities Act of 1933.

No warrants were sold during the three months ended March 31, 2008.

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

No cashless warrants were exercised during the three months ended March 31, 2008.

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

See Item 1 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS
-----------------------------------------------------------------

During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company issued a total of 7,919,609 and 11,443,921 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees, outside consulting fees and interest owed and other monetary obligations. The services were valued at approximately $71,405 and $220,534, respectively.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.


The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company is currently in default of a portion of the Convertible debt financing agreement entered into on March 17, 2006. The note has a maturity date of March 17, 2008, of which a principal balance of $250,000 remains unconverted by Alpha Capital Ansalt. The Company is currently negotiating an amended maturity date with Alpha Capital Ansalt.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable.


ITEM 5. OTHER INFORMATION
-------------------------

Not Applicable.


ITEM 6. EXHIBITS:
-----------------

31     Certification of the Chief Executive Officer and Interim Chief
         Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32     Certification Chief Executive Officer and Interim Chief Financial
         Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ONE VOICE TECHNOLOGIES, INC.,
                                  A NEVADA CORPORATION


DATE:  May 15, 2008          BY:  /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                  AND FINANCIAL OFFICER)