Form 10-Q
period 2008-06-30
ONE VOICE TECHNOLOGIES INC
filed 2008-08-14
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 14, 2008 the registrant had 976,303,752 shares of common stock, $.001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            F-1 - F-31

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations               1 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4T. Controls and Procedures                                              14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 1A.  Risk Factors                                                        16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    17 - 18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits                                                            18

SIGNATURES                                                                    19

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of June 30, 2008 and December 31, 2007           F-2
     Statements of Operations for three and six months
      ended June 30, 2008 and 2007                                      F-3
     Statements of Cash Flows for the six months ended
      June 30, 2008 and 2007                                            F-4
     Notes to Financial Statements                                    F-5 - F-31

                               ONE VOICE TECHNOLOGIES INC.
                                     BALANCE SHEETS


                                                     June 30,      DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
                          ASSETS                   (UNAUDITED)       (AUDITED)

                      CURRENT ASSETS:

Cash and cash equivalents                               22,791     $     14,879
Accounts Receivable, net                               122,616           97,242
Inventories                                             21,566            1,200
Prepaid expenses                                        49,036           24,172
                                                  ------------     ------------
     TOTAL CURRENT ASSETS                              216,009          137,493

Property and equipment, net                             36,258          164,294
Patents and trademarks, net                             37,062           51,273
                                                  ------------     ------------
     TOTAL FIXED AND INTANGIBLE ASSETS                  73,320          215,567

Deposits                                                22,180           22,180
Deferred debt issue costs                                2,862           31,939
                                                  ------------     ------------
     TOTAL ASSETS                                 $    314,371     $    407,179
                                                  ============     ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

                   CURRENT LIABILITIES:

Accounts payable                                       393,935     $    337,711
Accrued expenses                                       566,520          419,097
Settlement agreement liability                         208,594          208,594
License agreement liability                          1,187,000        1,112,000
Note payable                                           129,602           29,602
Debt derivative liability                            1,654,838        1,629,057
Warrant derivative liability                           365,185        2,317,740
Convertible notes payable, net                         971,357               --
Revolving line of credit                             2,336,462        1,496,462
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES                       7,813,493        7,550,263
                                                  ------------     ------------


                  LONG TERM LIABILITIES:

Note payable                                            69,070          169,070
Convertible notes payable, net                              --        1,136,801
Deferred rent                                            3,938            2,721
                                                  ------------     ------------
     TOTAL LIABILITIES                               7,886,501        8,858,855
                                                  ------------     ------------

                  STOCKHOLDERS' DEFICIT:

 Preferred stock; $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; $.001 par value, 1,290,000,000
  shares authorized, 888,883,950 and
  738,246,749 shares issued and outstanding at
  June 30, 2008 and December 31,
  2007,
  respectively                                         888,884          738,247
Additional paid-in capital                          43,462,907       42,316,689
Escrow shares                                         (713,087)        (600,000)
Accumulated deficit                                (51,210,834)     (50,906,612)
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                    (7,572,130)      (8,451,676)
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    314,371     $    407,179
                                                  ============     ============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F-2





                                   ONE VOICE TECHNOLOGIES INC.
                                    STATEMENTS OF OPERATIONS
                                    ------------------------
                                           (UNAUDITED)


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,         JUNE 30,         JUNE 30,          JUNE 30,
                                                     2008             2007             2008              2007
                                                -------------    -------------    -------------    -------------

Net Revenue                                     $     145,373    $     152,146    $     334,125    $     362,539
Cost of goods sold                                     99,286           94,999          194,211          194,220
                                                -------------    -------------    -------------    -------------
     GROSS PROFIT                                      46,087           57,147          139,914          168,319

                                                -------------    -------------    -------------    -------------
General and administrative expenses                 1,102,096          708,483        1,851,632        1,340,088

                                                -------------    -------------    -------------    -------------
     NET LOSS FROM OPERATIONS                      (1,056,009)        (651,336)      (1,711,718)      (1,171,769)

OTHER INCOME / (EXPENSE)

Interest expense                                     (239,724)        (219,341)        (494,478)        (489,963)
Gain / (loss) on warrant and debt derivatives         601,020        1,507,678        1,902,774       (4,353,739)
Other income (expense)                                     --           21,966               --           22,013

                                                -------------    -------------    -------------    -------------
     TOTAL OTHER INCOME / (EXPENSE)                   361,296        1,310,303        1,408,296       (4,821,689)

                                                -------------    -------------    -------------    -------------
        NET INCOME / (LOSS) BEFORE INCOME TAX        (694,713)         658,967         (303,422)      (5,993,458)

Income tax expense                                         --               --             (800)            (800)

                                                -------------    -------------    -------------    -------------
NET INCOME / (LOSS)                             $    (694,713)   $     658,967    $    (304,222)   $  (5,994,258)
                                                =============    =============    =============    =============

BASIC INCOME / (LOSS) PER SHARE                 $       (0.01)   $        0.01    $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         856,311,000      624,850,000      804,718,000      602,817,000
                                                =============    =============    =============    =============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                   ONE VOICE TECHNOLOGIES INC.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                JUNE 30,       JUNE 30,
                                                                                  2008            2007
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

    Net income / (loss)                                                        $  (304,222)   $(5,994,258)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
----------------------------

    Depreciation and amortization                                                  145,468         45,869
    Amortization of debt discount and debt issue costs                             381,213        404,357
    Gain loss on debt derivative liability                                          25,781         45,638
    (Gain) loss on warrant derivative liability                                 (1,952,555)     4,308,101
    Common stock issued in exchange for services                                   552,406        147,200
    Common stock issued - liquidated damages                                        24,000             --
    Share based compensation expense                                                61,048         73,566
    Non cash interest expense                                                           --          8,903
    Accrued license agreement (accounts payable converted into note payable)        75,000        119,000
    Gain on sale of equipment                                                           --        (21,940)


CHANGES IN CERTAIN ASSETS AND LIABILITIES
-----------------------------------------
    Accounts receivable                                                            (25,374)        29,981
    Inventories                                                                    (20,366)           180
    Prepaid expenses                                                               (24,864)        13,800
    Accounts payable                                                                56,224        (29,750)
    Accrued expenses                                                               176,157        147,880
    Deferred rent                                                                    1,217          2,973
                                                                               -----------    -----------
       NET CASH (USED) IN OPERATING ACTIVITIES                                    (828,867)      (698,500)

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
    Purchase of property and equipment                                              (3,221)       (22,849)
    Proceeds from sale of property & equipment                                          --         25,000
                                                                               -----------    -----------
       NET CASH PROVIDED / ( USED) IN INVESTING ACTIVITIES                          (3,221)         2,151

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from warrant exercise                                                       --        132,240
   Proceeds from revolving credit line, net of repayment                           840,000        563,917
                                                                               -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   840,000        696,157

Net increase  (decrease) in cash                                                     7,912           (192)
Cash and cash equivalents, beginning of period                                      14,879         34,585
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    22,791    $    34,393
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
    Income taxes paid                                                          $       800    $       800
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------
    Common stock issued upon conversion of debt and interest                   $   546,313    $   135,000
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


                  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                  F-4

                          ONE VOICE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

ITEM 1a. DESCRIPTION OF BUSINESS
--------------------------------

INTRODUCTION
------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, Inland Cellular, Nex-Tec Wireless and several additional telecom service providers throughout the United States. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

The Company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol ONEV. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $51,210,834 and used cash from operations of $828,867 during the six months ended June 30, 2008.
The Company also has a working capital deficit of $7,597,484 of which $2,020,023 represents non-cash warrant and debt derivative liabilities.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

The Company also has a stockholders' deficit of $7,572,130 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of June 30, 2008, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

For the six months ended June 30, 2008 and year ended December 31, 2007, the estimated fair value of the Company's deferred debt issue cost was $2,862 and $31,939 respectively.

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

The net (loss) per common share for the six months ended June 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                                     SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                                 2008                 2007
                                           ---------------      ---------------

NUMERATOR - BASIC  NET INCOME              $      (304,222)     $    (5,994,258)
                                           ===============      ===============

Denominator - basic
Weighted average common shares
 outstanding                                   804,718,000          602,817,000
                                           ---------------      ---------------
TOTAL                                          804,718,000          602,817,000
                                           ===============      ===============

NET LOSS PER SHARE - BASIC                 $         (0.01)     $         (0.01)
                                           ===============      ===============


ANTI-DILUTIVE SECURITIES:

Convertible debentures                         754,443,492           67,767,442
Options                                         62,934,000           55,459,000
Warrants                                       275,906,909          311,605,032
                                           ---------------      ---------------

TOTAL ANTI-DILUTIVE SHARES                   1,093,284,401          434,831,474
                                           ===============      ===============

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

During the six months ended June 30, 2008 and 2007, the Company recorded $61,048 and $73,566 respectively, in non-cash charges for stock based compensation.

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

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three and six months ended June 30, 2008 and 2007, the Company's comprehensive income (loss) had equaled its net income
(loss). Accordingly, a statement of comprehensive loss is not presented.


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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. PREPAID EXPENSES
   ----------------

                                              SIX MONTHS ENDED      YEAR ENDED
                                                  JUNE 30,          DECEMBER 31,
                                                    2008               2007
                                                ------------       ------------
Rents                                                     --              9,736
Business and health insurance                          5,376                172
New customer launch                                   32,160              8,514
Engineering                                           11,500              5,750
                                                ------------       ------------
         TOTAL                                  $     49,036       $     24,172
                                                ============       ============

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


4. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS
   -----------------------------------------

                                              SIX MONTHS ENDED      YEAR ENDED
                                                   JUNE 30,        DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Computer equipment                             $     731,281      $     728,061
Website development                                   38,524             38,524
Equipment                                              1,562              1,562
Furniture and fixtures                                 9,430              9,430
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,216            120,215
                                               -------------      -------------
                   TOTAL                             906,378            903,157

                                               -------------      -------------
Less accumulated depreciation                       (870,120)          (738,863)

                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $      36,258      $     164,294
                                               =============      =============


                                              SIX MONTHS ENDED      YEAR ENDED
                                                  JUNE 30,         DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Patents                                        $     212,062      $     212,062
Trademarks                                           243,259            243,259
Software licensing                                 1,145,322          1,145,322
Software development costs                         1,675,601          1,675,601
                                               -------------      -------------
                   TOTAL                           3,276,244          3,276,244
                                               -------------      -------------
Less accumulated amortization                     (3,239,182)        (3,224,971)
                                               -------------      -------------

         NET INTANGIBLE ASSETS                 $      37,062      $      51,273
                                               =============      =============

Depreciation and amortization expense totaled $145,468 and $45,868 for the six months ended June 30, 2008 and 2007, respectively. The increase of $99,600 was mostly due to the full depreciation of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

5. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements (legal fees). These costs are amortized over the term of the debt agreement using the straight line method, normally 2 years. A balance of $2,862 remains as of June 30, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


6. ACCRUED EXPENSES
   ----------------
                                     SIX MONTHS ENDED          YEAR ENDED
                                          JUNE 30,             DECEMBER 31,
                                            2008                   2007
                                  -------------------      -----------------
Accrued salaries                   $           54,846      $          17,594
Accrued vacation                               98,940                 82,006
Accrued interest                              306,216                221,684
Accrued audit and SOX fees                     78,918                 70,313
Accrued legal fees                                 --                  3,500
Accrued investor relations fees                10,000                  7,000
Accrued cost of goods sold                      9,600                     --
Accrued consulting                              3,000                     --
Accrued marketing                               3,000                  3,000
Accrued license fees                               --                 14,000
Accrued other                                   2,000                     --
                                  -------------------       ----------------
        TOTAL                      $          566,520       $        419,097
                                  ===================       ================


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

         o During the period of January 1, 2007 thru June 30, 2008 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of June 30, 2008 the note payable balance due Philips Speech Processing was $1,187,000.

9. SHORT TERM NOTE PAYABLE
   -----------------------

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

As of June 30, 2008 the short term note payable balance due Maguire Properties-Regents Square LLC. was $29,602 with the remaining balance classified as long term notes payable.

On August 8, 2003 the Company entered into a 5 year promissory note with a private investor. The note carries a principal balance of $100,000 with an interest rate of 8% per annum. The note matures on August 8, 2008 and was previously classified as a long term liability.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


10. DEBT DERIVATIVE LIABILITY
    -------------------------

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of June 30, 2008 the Company has incurred a net non-cash (loss) of ($49,781) for the six months ended June 30, 2008.

The liability valuation calculated at June 30, 2008 and December 31, 2007, resulted in the fair value of the debt derivative liability being $1,654,838 and $1,629,057 respectively.

11. WARRANT DERIVATIVE LIABILITY
    ----------------------------

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of June 30, 2008 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 79%, risk free interest rate of 2.91% and a remaining contractual life ranging from .014 years to 3.19 years.

As a result of the valuation conducted, the Company incurred a net non-cash gain of $1,952,555 for the six months ended June 30, 2008.

The liability valuation calculated at June 30, 2008 and December 31, 2007, resulted in the fair value of the warrant derivative liability being $365,185 and $2,317,740 respectively.

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

The original Revolving Credit Note agreement has been amended eleven times since inception. The amendments increased the maximum borrowing by the Company to an amount of $2,270,000 and extended the maturity date to June 21, 2009. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

Second amended payment terms are as follows:

The amendment provided an option to convert the outstanding balance into shares of the Company's restricted common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $2,395,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $2,336,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2008 the outstanding principal amount owed to the Investors is $2,336,462. Interest accrued on the outstanding principal is $135,745 as of June 30, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

13. LONG TERM NOTES PAYABLE
    -----------------------

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of June 30, 2008 the long term note payable balance due Maguire Properties-Regents Square LLC. was $69,070 with the remaining balance of $29,602 being classified as short term notes payable.

At June 30, 2008 and December 31, 2007 the principal balance on the notes payable was $69,070 and $169,070, respectively. Accrued interest as of June 30, 2008 is $4,670.

14. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

ISSUANCE SUMMARY                           SIX MONTHS ENDED       YEAR ENDED
                                               JUNE 30,          DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal                                    $         --        $    420,000
Warrants issued A&B                                    --          10,000,000


CONVERSION SUMMARY                          SIX MONTHS ENDED      YEAR ENDED
                                               JUNE 30,          DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal and interest converted             $    546,313        $    481,359
Shares converted                               76,552,946          49,190,842
Average share conversion price               $      0.007        $      0.010

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


14 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

         During the six months ended June 30, 2008 and year ended December
         31, 2007, $546,313 and $481,359 of notes payable and accrued interest was converted into 76,552,946 and 49,190,842 shares of the Company's common stock at an average conversion price of $0.007 and $0.010 per share.

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

         No convertible debt agreements have been entered into during the six months ended June 30, 2008.

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

         A SUMMARY OF OUTSTANDING CONVERTIBLE DEBT AT JUNE 30, 2008 IS AS FOLLOWS:

                                                                   PRINCIPAL
                                                                    AMOUNT         UNAMORTIZED          NET
                                               DUE DATE            REMAINING        DISCOUNT          BALANCE
                                            -----------------     -----------      -----------      -----------
         STONESTREET LIMITED
         PARTNERSHIP                        DECEMBER 23, 2007     $    10,000      $        --     $     10,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MARCH 17, 2008            250,000               --          250,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 MAY 5, 2008               108,000               --          108,000
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 JULY 6, 2008              105,500             (418)         105,082
                                                                  -----------      -----------      -----------

         BRISTOL INVESTMENT FUND
         LTD                                JULY 6, 2008               10,140              (51)          10,089
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP L.P             JULY 6, 2008               92,500             (324)          92,176
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       JULY 6, 2008               25,500              (84)          25,416
                                                                  -----------      -----------      -----------

         ELLIS INTERNATIONAL
         LIMITED                            AUGUST 29, 2008            70,000           (3,829)          66,171
                                                                  -----------      -----------      -----------

         WHALEHAVEN CAPITAL
         FUND LIMITED                       AUGUST 29, 2008           105,000           (4,222)         100,778
                                                                  -----------      -----------      -----------

         ALPHA CAPITAL
         AKTIENGESELLSCHAFT                 SEPTEMBER 7, 2007         110,000          (20,123)          89,877
                                                                  -----------      -----------      -----------

         OSHER CAPITAL                      SEPTEMBER 7, 2007          40,000           (7,938)          32,062
                                                                  -----------      -----------      -----------

         CENTURION MICROCAP L.P             SEPTEMBER 7, 2007         100,000          (18,294)          81,706
                                                                  -----------      -----------      -----------
            TOTAL OUTSTANDING LONG TERM CONVERTIBLE
              DEBT JUNE 30, 2008                                  $ 1,026,640      $   (55,283)     $   971,357
                                                                  ===========      ===========      ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


15. COMMON STOCK
    ------------

The following is a summary of transactions that had an impact on equity:

                                                                  SIX MONTHS ENDED                          YEAR ENDED
                                                                       JUNE 30,                            DECEMBER 31,
                                                                         2008                                   2007
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                           76,552,946   $0.007   $   546,313    49,190,842     $0.010   $   481,359
Issuance of stock in exchange for services                 62,205,359    0.009       576,406    11,443,921      0.019       220,534
Stock to be issued in exchange for interest conversion             --       --            --            --         --         8,903
Warrant exercise                                                   --       --            --    39,126,855      0.006       253,360
Warrant exercise cashless                                          --       --            --    23,971,458         --            --
Shares in escrow                                           11,878 896    0.010       113,087    30,000,000      0.020       600,000
                                                          -----------   ------   -----------   -----------     ------   -----------
Total                                                     150,637,201   $0.008   $ 1,235,806   153,733,076     $0.012   $ 1,564,156


     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES AND DEBT OBLIGATIONS
          ---------------------------------------------------------------------

          During the six months ended June 30, 2008 the Company issued 62,205,359 shares of its restricted common stock having a market value of $576,406 in exchange for past and future services to be rendered.


16. OTHER INCOME (EXPENSE)
    ----------------------

Other income / (expense) totaled $1,408,296 and ($4,821,689) for the six months ended June 30, 2008 and 2007, respectively. A expense decrease of ($6,229,985) or -129%.

Note that a majority of the expense decrease in 2008 can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

A brief explanation of the expense decrease is provided below.


Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability
     o    Other misc.

See details below.

                     OTHER INCOME / (EXPENSE) SUMMARY


                                                          SIX MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (494,478)    $  (489,963)
Gain (loss) on warrant and debt derivative            1,902,774      (4,353,739)
Other income / (expense)                                     --          22,013
                                                    -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)    $ 1,408,296     $(4,821,689)

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

16. OTHER INCOME (EXPENSE) (CONTINUED)
    ---------------------------------

INTEREST EXPENSE
----------------

                                                INTEREST EXPENSE SUMMARY

                                                   SIX MONTHS ENDED
                                               JUNE 30,          JUNE 30,
                                                2008               2007
                                          ---------------   ---------------

Debt issue cost                           $        29,077   $       162,222
Discount amortization                             352,136           242,134
Accrued interest                                  113,265            82,206
Other / penalties                                      --             3,401
                                          ---------------   ---------------
       TOTAL                              $       494,478   $       489,963


For six months ended June 30, 2008 and 2007, interest expense was $494,478 compared to $489,963 respectively. A increase of $4,515 or 1%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the six months ended June 30, 2008 and 2007, interest expense related to debt issue costs was $29,077 compared to $162,222, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended June 30, 2008, and 2007, interest expense related to the amortization of discount was $352,136 compared to $242,134 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the six months ended June 30,2008 and 2007.

For the six months ended June 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $113,265 compared to $82,206, respectively.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


16. OTHER INCOME / (EXPENSE) (CONTINUED)
    ------------------------------------


4. Other / misc. (expense) for the six months ended June 30, 2008 and 2007, was approximately $0 compared to ($3,401) respectively.

GAIN ON DEBT DERIVATIVES
--------------------------

For the six months ended June 30, 2008 and 2007, non-cash losses recorded on debt derivatives were ($49,781) and ($45,638) respectively.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the six months ended June 30, 2008 and 2007, non-cash gains of $1,952,555 were recorded, compared to non-cash (losses) of ($4,308,101) respectively.

See Note 11 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME / (EXPENSE)
-----------------------

For six months ended June 30, 2008 and 2007, the Company incurred $0 and other income of $22,013 respectively.


17. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of June 30, 2008:

                  2008                           53,138
                  2009                          109,618
                  2010                          103,546
                                             ----------
                                             $  266,302
                                             ==========

Rent expense including parking amounted to $66,259 and $110,479 for the six months ended June 30, 2008 and 2007 respectively. The decrease of 44,260 is attributed to the relocation of the corporate office in June 2007 to a less expensive facility.

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

The total intrinsic value of vested options relating to employee and director compensation at June 30, 2008 was $0. The intrinsic value of $0 is due to the closing stock price at June 30, 2008 of $0.007 being lower than any vested option grant price.

For the six months ended June 30, 2008 and 2007, there was approximately $61,048 and $73,566 of total compensation expense recorded by the Company related to share-based compensation.

As of June 30, 2008, there was approximately $72,180 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's closing stock price reported by NASDAQ listed under symbol ONEV at June 30, 2008 was $0.007 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary for the two stock compensation plans adopted by the Company as of June 30, 2008.

                                       SIX MONTHS ENDED
                                         JUNE 30, 2008


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
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the year ended June 30, 2008 and 2007, respectively.

                                                             SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                                      2008                        2007
                                            ------------------------   -------------------------
                                                           WEIGHTED                    WEIGHTED
                                             NUMBER OF      AVERAGE     NUMBER OF       AVERAGE
                                              SHARES       EXERCISE      SHARES        EXERCISE
                                            OUTSTANDING      PRICE     OUTSTANDING       PRICE
                                            -----------   ----------   -----------    ----------

Outstanding at beginning of year             62,934,000   $    0.054    58,059,000    $     0.06
Options granted                                       0          N/A             0           N/A
Options exercised                                     0          N/A             0           N/A
Options terminated                                    0          N/A    (2,600,000)        0.016

                                            -----------   ----------   -----------    ----------
OPTIONS OUTSTANDING AT END OF 2ND QUARTER    62,934,000        0.054    55,459,000         0.065

                                            -----------   ----------   -----------    ----------
OPTIONS EXERCISABLE AT END OF 2ND QUARTER    52,934,000   $    0.061    37,495,111    $    0.089


The following table summarizes the number of options authorized by the plan and available for distribution as of June 30, 2008 and 2007, respectively.

                                                    SIX MONTHS ENDED

                                                JUNE 30,       JUNE 30,
                                                  2008          2007
                                               NUMBER OF      NUMBER OF
                                                 SHARES        SHARES
                                               ---------      ---------

Beginning options available for grant             66,000      4,941,000

Add: Additional options authorized                    --             --

Less: Options granted                                 --             --

Add: Options terminated                               --      2,600,000

                                               ---------      ---------

ENDING OPTIONS AVAILABLE FOR DISTRIBUTION         66,000      7,541,000

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of June 30, 2008 and 2007, respectively.


                                  SIX MONTHS ENDED JUNE 30, 2008

                                   TOTAL OUTSTANDING                   TOTAL EXERCISABLE
                                   -----------------                   -----------------
                                        WEIGHTED                            WEIGHTED
                                        AVERAGE                              AVERAGE
                                        EXERCISE                            EXERCISE
    PRICE RANGE        # OF SHARES       PRICE       LIFE    # OF SHARES      PRICE      LIFE
    -----------        -----------     ---------     ----    -----------    ---------    ----

$6.08 - $ 12.80            240,000     $   7.158     2.14        240,000    $   7.158    2.14

$0.32 - $2.00              694,000         0.867     3.03        694,000        0.867    3.03

$0.016 - $0.19          62,000,000         0.017     6.73     52,000,000        0.017    7.22

                       -----------     ---------     ----    -----------    ---------    ----
TOTAL                   62,934,000     $   0.054     6.67     52,934,000    $   0.061    7.14


                                  SIX MONTHS ENDED JUNE 30, 2007

                                   TOTAL OUTSTANDING                   TOTAL EXERCISABLE
                                   -----------------                   -----------------
                                        WEIGHTED                            WEIGHTED
                                        AVERAGE                              AVERAGE
                                        EXERCISE                            EXERCISE
    PRICE RANGE        # OF SHARES       PRICE       LIFE    # OF SHARES      PRICE      LIFE
    -----------        -----------     ---------     ----    -----------    ---------    ----

$6.08 - $ 12.80            270,000     $   7.170     3.19        270,000    $   7.170    3.19

$0.32 - $2.00              839,000         0.911     4.03        839,000        0.911    4.03

$0.016 - $0.19          54,350,000         0.017     8.54     36,386,111        0.018    8.52

                       -----------     ---------     ----    -----------    ---------    ----

TOTAL                   55,459,000     $   0.065     8.44     37,495,111    $   0.089    8.63

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of June 30, 2008 and 2007, respectively is presented below:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                                    2008
                                            --------------------------------------------------

                                                               WEIGHTED
                                                                AVERAGE               AVERAGE
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                      EXERCISE              INTRINSIC
        AND DIRECTOR COMPENSATION                 SHARES         PRICE      LIFE       VALUE
        -------------------------            --------------    --------     ----     ---------
Outstanding at beginning of year                 62,934,000    $  0.054     0.05           N/A
Options granted                                           0         N/A      N/A           N/A
Options exercised                                         0         N/A      N/A           N/A
Options terminated                                        0         N/A      N/A           N/A
                                             --------------    --------     ----     ---------

OPTIONS OUTSTANDING AT END OF 2ND QUARTER        62,934,000       0.054     6.67           N/A

                                             --------------    --------     ----     ---------

OPTIONS EXERCISABLE AT END OF 2ND QUARTER        52,934,000    $  0.061     7.14           N/A


Note: Assumes only options above water are to be exercised, the closing stock price is under the price of any options granted. Calculation is based on closing stock price of $ 0.007 per share dated June 30, 2008.

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                                    2007
                                            --------------------------------------------------

Outstanding at beginning of year                 58,059,000    $  0.060     8.44       928,944
Options granted                                           0         N/A      N/A           N/A
Options exercised                                         0         N/A      N/A           N/A

Options terminated                               (2,600,000)      0.020      N/A       (41,600)

                                             --------------    --------     ----     ---------

OPTIONS OUTSTANDING AT END OF 2ND QUARTER        55,459,000       0.065     8.44       887,344

                                             --------------    --------     ----     ---------

OPTIONS EXERCISABLE AT END OF 2ND QUARTER        37,495,111    $  0.089     8.38       599,922


Note: Assumes only options above water are to be exercised.

Calculation is based on closing stock price of $ 0.03 per share dated June 30, 2007.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

18. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of June 30, 2008 and 2007, and changes during the period ended June 30, 2008 and 2007, respectively is presented below:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                              2008
                                                  ---------------------------

                                                                    WEIGHTED
                                                                    AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION             SHARES        FAIR VALUE
   -------------------------------------          ------------     ----------

Outstanding at beginning of year                    62,934,000     $    0.016
Options granted                                              0            N/A
Options exercised                                            0            N/A
Options vested                                     (52,934,000)         0.017
Options terminated                                           0
                                                  ------------     ----------
NON VESTED AT END OF 2ND QTR                        10,000,000     $   0.0185


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                              2007
                                                  ---------------------------

                                                                    WEIGHTED
                                                                    AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION             SHARES        FAIR VALUE
   -------------------------------------          ------------     ----------

Outstanding at beginning of year                    58,059,000     $    0.060
Options granted                                              0            N/A
Options exercised                                            0            N/A
Options vested                                     (37,495,111)         0.089
Options terminated                                  (2,600,000)         0.016
                                                  ------------     ----------
NON VESTED AT END 2ND QUARTER                       17,963,889     $    0.016


In addition to the assumptions in the above tables, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                            2008
                                       --------------
Expected dividend yield                    0.00%
Expected volatility                         113%
Average risk-free interest rate            4.74%
Expected life (in years)                1.58 to 7.58

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

At June 30, 2008, the Company had warrants outstanding that allow the holders to purchase up to 275,906,909 shares of common stock.

At June 30, 2008, the weighted average remaining contractual life of the warrants was approximately 19 months.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


19. WARRANTS (CONTINUED)
    --------------------

The number and weighted average exercise prices of the warrants for the six months ended June 30, 2008 and 2007 are as follows:

                                                                  SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                        2008                          2007
                                              -------------------------   --------------------------
                                                              WEIGHTED                     WEIGHTED
                                                               AVERAGE                     AVERAGE
                                                              EXERCISE                     EXERCISE
                                                 NUMBER         PRICE        NUMBER         PRICE
                                              ------------    ---------   ------------    ----------

Outstanding at beginning of year               276,052,744    $   0.014    339,979,838    $    0.020
Warrants granted                                         0          N/A              0           N/A
Warrants exercised                                       0          N/A    (28,374,806)        0.005
Warrants terminated                               (145,835)         N/A              0           N/A
                                              ------------    ---------   ------------    ----------
WARRANTS OUTSTANDING AT END OF  2ND QUARTER    275,906,909    $   0.014    311,605,032    $    0.020
                                              ============    =========   ============    ==========

WARRANTS EXERCISABLE AT END OF  2ND QUARTER    275,906,909    $   0.014    311,605,032    $    0.020
                                              ============    =========   ============    ==========

20. RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

The Company has restated the financial statements previously issued on Form 10-QSB for period September 30, 2007. The restatement was due to matters relating to the treatment of the issuance of warrants on a cashless basis to our investors that occurred during Q3 of 2007. The restatement and valuation is pursuant to the guidance of FASB 123R.

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

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 30, 2007 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


20. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    -----------------------------------------------

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
                                                     =============    ===========    =============

21. SUBSEQUENT EVENTS
    -----------------

     o    CONVERTBLE DEBT CONVERSIONS
          During the period of July 1, 2008 through August 14, 2008 accredited investors converted $308,286 of convertible debt and accrued interest into 87,419,802 shares of the Company's common stock.

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

OVERVIEW OF THE BUSINESS
------------------------

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include:
Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, OfficeMax, Inland Cellular,
Nex-Tec Wireless, Rural Independent Networks and several additional telecom service providers throughout the United States.

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

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $1.25 USD monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We are planning on having our service ready for testing by MTNL by the end of October, 2008. MTNL will then have a 3 month testing period after which revenue generation to the Company will commence. The revenue generated from this launch with MTNL is expected to have a material impact on the Company.

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

The Company recently launched a new retail product called VoiceTunes. VoiceTunes allows users to voice control their entire music library including Apple iTunes and Windows Media. This product is similar to our flagship product Media Center Communicator but is very focused on music. VoiceTunes is currently available in major retail stores, examples include FRY's Electronics and Office Max.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended June 30, 2008 and 2007.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                          THREE MONTHS ENDED      FAV/ (UN FAV) PERCENTAGE
                                       JUNE 30,        JUNE 30,      CHANGE       CHANGE
                                         2008           2007
                                      -----------    -----------   -----------    ------
Net Revenue                           $   145,373    $   152,146   $    (6,773)      -4%

Cost of goods sold                         99,286         94,999        (4,287)      -5%

                                      -----------    -----------   -----------    ------

     GROSS PROFIT                          46,087         57,147       (11,060)     -19%


General and administrative expenses     1,102,096        708,483      (393,613)     -56%

Other income (expense)                    361,296      1,310,303      (949,007)     -72%

                                      -----------    -----------   -----------    ------

     NET LOSS BEFORE INCOME TAX          (694,713)       658,967    (1,353,680)    -205%


Income tax expense                             --             --            --        0%

                                      -----------    -----------   -----------    ------
Net income / (loss)                   $  (694,713)   $   658,967   $(1,353,680)    -205%
                                      ===========    ===========   ===========    ======

REVENUES
--------

Net revenues totaled $145,373 and $152,146 for the three months ended June 30, 2008 and 2007, respectively.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended June 30, 2008 and 2007 totaled $99,286 and $94,999, respectively. The majority of expenses in cost of goods sold relate to monthly recurring licensing agreements and telecommunication expenses that allow our voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $1,102,096 and $708,483 for the three months ended June 30, 2008 and 2007, respectively, a expense increase of $393,613 or 56%. A majority of the increase is attributed to shares being issued in exchange for services. This represents a non-cash expense transaction.

SALARY AND COMPENSATION
-----------------------

Salary and wage related expenses totaled $369,016 and $331,125 for the three months ended June 30, 2008 and 2007, respectively, an increase of $37,891 or 11%.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees of $84,673 and $104,393 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $19,720 or 19%.

DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization expense totaled $11,397 and $20,628 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $9,231 or 45%.

OTHER INCOME
------------

Other income totaled $361,296 and $1,310,303 for the three months ended June 30, 2008 and 2007, respectively. A income decrease of ($949,007) or -72%.

Note that a majority of the expense decrease in 2008 can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

A brief explanation of the expense decrease is provided below.

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability o Other misc.

See details below.

                              OTHER INCOME SUMMARY

                                                         THREE MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (239,724)    $  (219,341)
Gain on warrant and debt derivative                     601,020       1,507,678
Other (expense)                                              --          21,966
                                                    -----------     -----------

                  TOTAL OTHER INCOME                $   361,296    $  1,310,303

---------------------------------

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                              JUNE 30,         JUNE 30,
                                                2008              2007
                                          ---------------   ---------------

Debt issue cost                           $        11,764   $        79,508
Discount amortization                             168,681            93,593
Accrued interest                                   59,279            45,406
Other / penalties                                      --               834
                                          ---------------   ---------------
       TOTAL                              $       239,724   $       219,341


For three months ended June 30, 2008 and 2007, interest expense was $239,724 compared to $219,341 respectively. A increase of $20,383 or 9%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the three months ended June 30, 2008 and 2007, interest expense related to debt issue costs was $11,764 compared to $79,508, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended June 30, 2008, and 2007, interest expense related to the amortization of discount was $168,681 compared to $93,593 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended June 30,2008 and 2007.

For the three months ended June 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $59,279 compared to $45,406, respectively.

------------------------------------

4. Other / misc. (expense) for the three months ended June 30, 2008 and 2007, was approximately $0 compared to $834 respectively.

(LOSS) ON DEBT DERIVATIVES
--------------------------

For the three months ended June 30, 2008 and 2007, (losses) recorded on debt derivatives were ($425,160) and($97,375) respectively.

GAIN ON WARRANT DERIVATIVES
------------------------------------

For the three months ended June 30, 2008 and 2007, gains of $1,026,180 and 1,605,053 respectively.

OTHER INCOME
------------

For three months ended June 30, 2008 and 2007, the Company incurred $0 compared to other income $21,966 respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS
------------------------------------------------

Non-cash related (income) / expense items of items of ($346,801) are reflected in the net (loss) for the three months ended June 30, 2008. In this example the non-cash expense items are added back, and non cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:


                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                                  2008
                                                               -----------
Depreciation and amortization                                       11,397
Stock compensation expense                                          14,862
Amortization of note discount                                      168,681
Interest payable related to convertible debt                        59,279
(Gain) on warrant and debt derivatives                            (601,020)
                                                               -----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                   (346,801)


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

The following is a discussion that relates to certain financial transactions and the results of operations for the six months ended June 30, 2008 and 2007.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.


                          ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION
                  --------------------------------------------

                                           SIX MONTHS ENDED        FAV/ (UN FAV)   PERCENTAGE
                                        JUNE 30,       JUNE 30,       CHANGE          CHANGE
                                         2008           2007
                                      -----------    -----------    -----------    -----------
                                                     (RESTATED)
Net Revenue                           $   334,125    $   362,539    $   (28,414)           -8%

Cost of goods sold                        194,211        194,220             (9)            0%

                                      -----------    -----------    -----------    -----------

     GROSS PROFIT                         139,914        168,319        (28,405)          -17%


General and administrative expenses     1,851,632      1,340,088       (511,544)          -38%

Other income (expense)                  1,408,296     (4,821,689)     6,229,985           129%

                                      -----------    -----------    -----------    -----------

     NET LOSS BEFORE INCOME TAX          (303,422)    (5,993,458)     5,690,036            95%

Income tax expense                            800            800             --             0%

                                      -----------    -----------    -----------    -----------
Net loss                              $  (304,222)   $(5,994,258)   $ 5,690,036            95%
                                      ===========    ===========    ===========    ===========

REVENUES
--------

Net revenues totaled $334,125 and $362,539 for the six months ended June 30, 2008 and 2007, respectively. The decrease of ($28,414) or -8% is partially attributable to a sales reserve being recorded in 2008.

COST OF GOODS SOLD
------------------

Cost of goods sold for the six months ended June 30, 2008 and 2007 totaled $194,211 and $194,220 respectively. The majority of expenses in cost of goods sold relate to monthly recurring licensing agreements and telecommunication expenses that allow our voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $1,851,632 and $1,340,088 for the six months ended June 30, 2008 and 2007, respectively, an expense increase of $511,544 or 38%. A majority of the increase is attributed to shares being issued in exchange for services. This represents a non-cash expense transaction.

SALARY AND COMPENSATION
-----------------------

Salary and wage related expenses totaled $709,184 and $640,325 for the six months ended June 30, 2008 and 2007, respectively, an increase of $68,859 or 11%.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees of $159,094 and $215,513 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $56,419 or 26%. A majority of the decrease in 2008 is attributable to decreased legal fees in 2008.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense totaled $145,468 and $45,868 for the six months ended June 30, 2008 and 2007, respectively, an increase of $99,600 or 217%. The increase of $99,600 was mostly due to the full depreciation of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

OTHER INCOME (EXPENSE)
----------------------

Other income / (expense) totaled $1,408,296 and ($4,821,689) for the six months ended June 30, 2008 and 2007, respectively. A expense decrease of $6,229,985 or 129%.

Note that a majority of the expense decrease in 2008 can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

A brief explanation of the expense decrease is provided below.


Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability
     o    Other misc.

See details below.

                        OTHER INCOME / (EXPENSE) SUMMARY


                                                          SIX MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (494,478)    $  (489,963)
Gain (loss) on warrant and debt derivative            1,902,774      (4,353,739)
Other income                                                 --          22,013
                                                    -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)    $ 1,408,296     $(4,821,689)

---------------------------------

INTEREST EXPENSE
----------------

                                                INTEREST EXPENSE SUMMARY

                                                   SIX MONTHS ENDED
                                               JUNE 30,          JUNE 30,
                                                2008               2007
                                          ---------------   ---------------

Debt issue cost                           $        29,077   $       162,222
Discount amortization                             352,136           242,134
Accrued interest                                  113,265            82,206
Other / penalties                                      --             3,401
                                          ---------------   ---------------
       TOTAL                              $       494,478   $       489,963


For six months ended June 30, 2008 and 2007, interest expense was $494,478 compared to $489,963 respectively. A increase of $4,515 or 1%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the six months ended June 30, 2008 and 2007, interest expense related to debt issue costs was $29,077 compared to $162,222, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended June 30, 2008, and 2007, interest expense related to the amortization of discount was $352,136 compared to $242,134 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the six months ended June 30,2008 and 2007.

For the six months ended June 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $113,265 compared to $82,206, respectively.

------------------------------------


4. Other / misc. (expense) for the six months ended June 30, 2008 and 2007, was approximately $0 compared to ($3,401) respectively.

GAIN ON DEBT DERIVATIVES
--------------------------

For the six months ended June 30, 2008 and 2007, non-cash losses recorded on debt derivatives were ($49,781) and ($45,638) respectively.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the six months ended June 30, 2008 and 2007, non-cash gains of $1,952,555 were recorded, compared to non-cash (losses) of ($4,308,101) respectively.

OTHER INCOME / (EXPENSE)
-----------------------

For six months ended June 30, 2008 and 2007, the Company incurred $0 compared to other income $22,013 respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS
------------------------------------------------

Non-cash related (income) / expense items of items of ($1,230,857) are reflected in the net (loss) for the six months ended June 30, 2008. In this example non-cash expense items are added back, and non-cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                                  2008
                                                               -----------

Depreciation and amortization                                      145,468
Stock compensation expense                                          61,048
Amortization of note discount                                      352,136
Interest payable related to convertible debt                       113,265
(Gain) on warrant and debt derivatives                          (1,902,774)
                                                               -----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                 (1,230,857)


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

CASH FLOW AND WORKING CAPITAL
-----------------------------

At June 30, 2008, the Company had a working capital deficit of $7,597,484 as compared with a working capital deficit of $7,412,770 at December 31, 2007.

Net cash used for operating activities is $828,867 for the six months ended June 30, 2008 compared to $698,500 for the six months ended June 30, 2007.

Net cash used for investing activities is ($3,221) for the six months ended June 30, 2008 compared to net cash provided of $2,151 for the six months ended June 30, 2007.

Net cash provided by financing activities is $840,000 for the six months ended June 30, 2008 compared to $696,157 for the three months ended June 30, 2007.

See financing transaction details below.

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the six months ended June 30, 2008 and year ended December 31, 2007.


NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------

                                               SIX MONTHS ENDED   YEAR ENDED
                                                    JUNE 30,    DECEMBER 31,
                                                     2008            2007
                                                 ------------    ------------
Warrant exercise                                           --         253,360
Convertible debt financing                                 --         195,000
Revolving line of credit net of pay down              840,000       1,256,462
                                                 ------------    ------------
TOTAL FINANCING ACTIVITY                         $    840,000    $  1,704,822
                                                 ============    ============




ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------------------

                                           SIX MONTHS ENDED        YEAR ENDED
ISSUANCE SUMMARY                                JUNE 30,           DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal                                    $         --          $    420,000
Warrants issued A&B                                    --            10,000,000


CONVERSION SUMMARY                         SIX MONTHS ENDED         YEAR ENDED
                                                JUNE 30,           DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal and interest Converted             $    546,313          $    481,359
Shares converted                               76,552,946            49,190,842
Average share conversion price               $      0.007          $      0.010

COMMON STOCK
------------

The following is a summary of transactions that had an impact on equity:

                                                                  SIX MONTHS ENDED                          YEAR ENDED
                                                                       JUNE 30,                            DECEMBER 31,
                                                                         2008                                   2007
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                           76,552,946   $0.007   $   546,313    49,190,842     $0.010   $   481,359
Issuance of stock in exchange for services                 62,205,359    0.009       576,406    11,443,921      0.019       220,534
Stock to be issued in exchange for interest conversion             --       --            --            --         --         8,903
Warrant exercise                                                   --       --            --    39,126,855      0.006       253,360
Warrant exercise cashless                                          --       --            --    23,971,458         --            --
Shares in escrow                                           11,878 896    0.010       113,087    30,000,000      0.020       600,000
                                                          -----------   ------   -----------   -----------     ------   -----------
Total                                                     150,637,201   $0.008   $ 1,235,806   153,733,076     $0.012   $ 1,564,156

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

The original Revolving Credit Note agreement has been amended eleven times during the term of the agreement. The amendments increased the maximum borrowing by the Company to an amount of $2,270,000 and extended the maturity date to June 21, 2009.

Since inception the Company has borrowed $2,395,000 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $2,336,462 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2008 the outstanding principal amount owed to the Investors is $2,336,462. Interest accrued on the outstanding principal is $135,745 as of June 30, 2008.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The (losses) of ($51,210,834) through the period ended June 30, 2008 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO"), President, and Interim Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report (June 30, 2008). Based on such evaluation, our Chief Executive Officer, President, and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, President, and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
---------------------

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, other than to update certain financial information as of and for the six months ended June 30, 2008 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the six months ended June 30, 2008 and 2007, we incurred a net (loss) of (304,222) compared to a net (loss) of ($5,994,258), respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

UNREGISTERED SALES OF EQUITY SECURITIES
---------------------------------------
The securities described below represent our securities sold by us for the period starting January 1, 2007 thru June 30, 2008 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH
--------------------------

During the year ended December 31, 2007 a total of 39,126,855 warrants were exercised at an average price of $0.006. As a result the Company received cash proceeds of $253,360. The shares were issued pursuant to an exemption under
Section 4(2) of the Securities Act of 1933.

No warrants were sold during the six months ended June 30, 2008.

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

No cashless warrants were exercised during the six months ended June 30, 2008.

The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

SHARES IN ESCROW
----------------

On May 2, 2008 and August 23, 2007, the Company issued 11,878,896 and 30,000,000 shares of the Company's restricted common stock valued at $113,087 and $600,000, respectively. The shares were put into an independent 3rd party escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

See Item 1 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS
-----------------------------------------------------------------

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company issued a total of 62,205,359 and 11,443,921 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees, outside consulting fees, convertible note documentation and administration fees, interest owed and other monetary obligations. The services were valued at approximately $576,406 and $220,534, respectively.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.


The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company is currently in default of a portion of the following Convertible debt financing agreements as of June 30, 2008:

                                          Principal balance
Entered into        Maturity Date            in default
------------        -------------            ----------

March 17, 2006      March 17, 2008             $250,000
May 5, 2006         May 5, 2008                $108,000
                                               --------
Total                                          $358,000

The Company is currently negotiating an amended maturity date with investors in default and feels confident that the either the unconverted balance will be converted in the near future, or the maturity date will be extended.

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


                                  ONE VOICE TECHNOLOGIES, INC.,
                                  A NEVADA CORPORATION


DATE:  August 14, 2008        BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)