Form 10-Q
period 2008-09-30
ONE VOICE TECHNOLOGIES INC
filed 2008-11-19
CIK 1096088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 18, 2008 the registrant had 1,208,581,665 shares of common stock, $.001 par value, issued and outstanding.

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

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                               Page No.
                                                                       --------


     Balance Sheets as of September 30, 2008 and December 31, 2007           F-2
     Statements of Operations for three and nine months
      ended September 30, 2008 and 2007                                      F-3
     Statements of Cash Flows for the nine months ended
      September 30, 2008 and 2007                                            F-4
     Notes to Financial Statements                                    F-5 - F-31

                           ONE VOICE TECHNOLOGIES INC.
                                 BALANCE SHEETS


                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
                          ASSETS                   (UNAUDITED)       (AUDITED)

                      CURRENT ASSETS:

Cash and cash equivalents                         $         --    $      14,879
Accounts Receivable, net                               194,146           97,242
Inventories                                             20,706            1,200
Prepaid expenses                                        48,987           24,172
                                                  ------------     ------------
     TOTAL CURRENT ASSETS                              263,839          137,493

Property and equipment, net                             31,025          164,294
Patents and trademarks, net                             31,609           51,273
                                                  ------------     ------------
     TOTAL FIXED AND INTANGIBLE ASSETS                  62,634          215,567

Deposits                                                22,180           22,180
Deferred debt issue costs                                   --           31,939
                                                  ------------     ------------
     TOTAL ASSETS                                 $    348,653     $    407,179
                                                  ============     ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

                              CURRENT LIABILITIES:

Bank overdraft                                    $      8,000     $         --
Accounts payable                                       582,413          337,711
Accrued expenses                                       800,666          419,097
Settlement agreement liability                         208,594          208,594
License agreement liability                          1,198,500        1,112,000
Note payable - current portion                         129,602           29,602
Debt derivative liability                            1,890,811        1,629,057
Warrant derivative liability                            64,897        2,317,740
Convertible notes payable - current portion            556,000               --
Revolving line of credit                             2,288,271        1,496,462
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES                       7,727,754        7,550,263
                                                  ------------     ------------


                  LONG TERM LIABILITIES:

Note payable - net of current portion                   71,404          169,070
Convertible notes payable - net of current portion          --        1,136,801
Deferred rent                                            4,547            2,721
                                                  ------------     ------------
     TOTAL LIABILITIES                               7,803,705        8,858,855
                                                  ------------     ------------

                  STOCKHOLDERS' DEFICIT:

 Preferred stock; $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
 Common stock; $.001 par value, 1,290,000,000
  shares authorized, 1,178,620,251 and 738,246,749
  shares issued and outstanding at September 30,
  2008 and December 31, 2007, respectively           1,172,621          738,247
Additional paid-in capital                          43,906,003       42,316,689
Escrow shares                                         (713,087)        (600,000)
Accumulated deficit                                (50,906,612)     (50,906,612)
Retained Earnings-Current Year                        (919,977)              --
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIT                    (7,455,052)      (8,451,676)
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    348,653     $    407,179
                                                  ============     ============

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                   ONE VOICE TECHNOLOGIES INC.
                                    STATEMENTS OF OPERATIONS
                                    ------------------------
                                           (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2008             2007             2008            2007
                                                -------------    -------------    -------------   -------------

Net Revenue                                     $    147,593    $     157,478    $     481,717    $     520,017
Cost of goods sold                                    99,870          104,537          294,080          298,757
                                                -------------    -------------    -------------   -------------
     GROSS PROFIT                                     47,723           52,941          187,637          221,260
                                                -------------    -------------    -------------   -------------
General and administrative expenses                  603,144          581,075        2,454,776        1,921,162
                                                -------------    -------------    -------------   -------------
     NET LOSS FROM OPERATIONS                       (555,421)        (528,134)      (2,267,139)      (1,699,902)

OTHER INCOME / (EXPENSE)

Interest expense                                    (134,880)        (301,673)        (629,358)        (791,636)
Gain / (loss) on warrant and debt derivatives         64,315        1,410,486        1,967,089       (2,943,253)
Other income (expense)                                10,231         (223,842)          10,231         (371,106)
                                                -------------    -------------    -------------   -------------
     TOTAL OTHER INCOME / (EXPENSE)                  (60,334)          884,971        1,347,962      (4,105,995)
                                                -------------    -------------    -------------   -------------
        NET INCOME / (LOSS) BEFORE INCOME TAX       (615,755)          356,837        (919,177)      (5,805,897)

Income tax expense                                        --               --             (800)            (800)

                                                -------------    -------------    -------------   -------------
NET INCOME / (LOSS)                             $   (615,755)   $    (356,837)   $    (919,977)   $  (5,806,697)
                                                =============    =============    =============   =============

BASIC INCOME / (LOSS) PER SHARE                 $        0.00   $         0.00   $         0.00   $       (0.01)
                                                =============    =============    =============   =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       1,007,784,000      671,670,000      872,901,000     638,368,000
                                                =============    =============    =============   =============


  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              F-3





                                   ONE VOICE TECHNOLOGIES INC.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                                                  2008            2007
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

    Net income / (loss)                                                       $  (919,977)   $(5,806,697)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
----------------------------

    Depreciation and amortization                                                 156,154         63,469
    Amortization of debt discount and debt issue costs                            439,358        630,322
    Gain loss on debt derivative liability                                        261,754        699,769
    (Gain) loss on warrant derivative liability                                (2,252,843)     2,445,894
    Common stock issued in exchange for services                                  552,408        181,960
    Common stock issued - liquidated damages                                       24,000             --
    Share based compensation expense                                               75,484        163,060
    Non cash interest expense                                                          --          8,902
    Accrued license agreement (accounts payable converted into note payable)           --        393,120
    Gain on sale of equipment                                                          --        (21,940)
    License Agreement (accounts payable converted into note payable)               86,500        153,500


CHANGES IN CERTAIN ASSETS AND LIABILITIES * I took the net chg from June 30 and
Sept 30
-----------------------------------------
    Accounts receivable                                                           (96,904)        24,775
    Inventories                                                                   (19,506)           180
    Prepaid expenses                                                              (24,815)       (25,460)
    Deposits                                                                           --            742
    Accounts payable                                                              246,945         86,973
    Accrued Expenses                                                              449,958        107,935
    Settlement agreement liability                                                     --       (141,406)
    Deferred rent                                                                   1,826        (10,657)
                                                                               -----------    -----------
       NET CASH (USED) IN OPERATING ACTIVITIES                                 (1,019,658)    (1,045,559)

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
   Purchase of property and equipment                                              (3,221)       (38,609)
    Proceeds from sale of property & equipment                                         --         25,000
                                                                               -----------    -----------
       NET CASH PROVIDED / ( USED) IN INVESTING ACTIVITIES                         (3,221)       (13,609)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Bank overdraft                                                                    8,000             --
   Issuance of common stock - convertible notes                                         --             --
   Issuance of common stock - private funding                                           --             --
   Proceeds from warrant exercise                                                       --        240,300
   Proceeds from convertible notes net of issue cost                                    --        195,000
   Payment for debt issue cost                                                          --       (202,405)
   Proceeds from revolving credit line, net of repayment                         1,000,000        806,462
   Repayment of note payable                                                            --         (4,934)
                                                                               -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,008,000      1,034,423

Net increase  (decrease) in cash                                                   (14,879)       (24,745)
Cash and cash equivalents, beginning of period                                      14,879         34,585
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       (0)   $      9,840
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
 Interest paid                                                                 $        --    $        --
                                                                               ===========    ===========

 Income taxes paid                                                             $       800    $       800
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------
    Issuance of warrant derivative in connection
         with private placement and debt financing, initial valuation          $        --     $  153,369
                                                                               ===========    ===========

    Beneficial conversion feature of convertible debt, initial valuation       $        --    $   121,229
                                                                               ===========    ===========

    Common stock issued upon conversion of debt and interest                   $ 1,264,710    $   235,643
                                                                               ===========    ===========

    Common Stock issued in connection
         With reduction of settlement liability and services rendered          $        --    $   181,960
                                                                               ===========    ===========

    Shares in escrow issued in connection with a legal settlement              $        --    $   600,000
                                                                               ===========    ===========

    Note Payable (accounts payable converted into note payable ST and LT       $        --    $   103,606
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

INTERIM FINANCIAL STATEMENTS:
-----------------------------

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


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

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $51,826,589 and used cash from operations of 1,019,658 during the nine months ended September 30, 2008. The Company also has a working capital deficit of $7,463,915 of which $1,955,708 represents non-cash warrant and debt derivative liabilities.

                          ONE VOICE TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

The Company also has a stockholders' deficit of $7,455,052 as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of September 30, 2008, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

The Company's convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock.

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

For the nine months ended September 30, 2008 and year ended December 31, 2007, the estimated fair value of the Company's deferred debt issue cost was $0 and $31,939 respectively.

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

The net (loss) per common share for the nine months ended September 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

                                                     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 2008                 2007
                                           ---------------      ---------------

NUMERATOR - BASIC  NET INCOME              $   (919,977)     $    (5,806,967)
                                           ===============      ===============

Denominator - basic
Weighted average common shares
 outstanding                                   872,901,000          638,368,000
                                           ---------------      ---------------
TOTAL                                          872,901,000          638,368,000
                                           ===============      ===============

NET LOSS PER SHARE - BASIC                 $        (0.01)     $         (0.01)
                                           ===============      ===============


POTENTIALLY DILUTIVE SECURITIES:

Convertible debentures                       1,483,045,253          253,382,767
Options                                         62,934,000           62,934,000
Warrants                                       275,906,909          278,286,081
                                           ---------------      ---------------

TOTAL ANTI-DILUTIVE SHARES                   1,821,886,162         594,602,848
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

During the nine months ended September 30, 2008 and 2007, the Company recorded $97,139 and $163,000 respectively, in non-cash charges for stock based compensation.

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

COMPREHENSIVE INCOME
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three and nine months ended September 30, 2008 and 2007, the Company's comprehensive income (loss) had equaled its net income
(loss). Accordingly, a statement of comprehensive loss is not presented.


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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


3. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS
   -----------------------------------------

                                              NINE MONTHS ENDED     YEAR ENDED
                                                SEPTEMBER 30,      DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Computer equipment                             $     317,748      $     728,061
Website development                                   38,523             38,524
Equipment                                              1,564              1,562
Furniture and fixtures                                 9,430              9,430
Telephone equipment                                    5,365              5,365
Molds and tooling                                    120,215            120,215
Wed host computer equipment                          413,534
                                               -------------      -------------
                   TOTAL                             906,379            903,157
                                               -------------      -------------
Less accumulated depreciation                       (875,356)          (738,863)
                                               -------------      -------------

         NET PROPERTY AND EQUIPMENT            $      31,023      $     164,294
                                               =============      =============


                                              NINE MONTHS ENDED    YEAR ENDED
                                                SEPTEMBER 30,      DECEMBER 31,
                                                   2008                2007
                                               -------------      -------------
Patents                                        $     212,062      $     212,062
Trademarks                                           243,259            243,259
Software licensing                                 1,145,322          1,145,322
Software development costs                         1,675,601          1,675,601
                                               -------------      -------------
                   TOTAL                           3,276,244          3,276,244
                                               -------------      -------------
Less accumulated amortization                     (3,244,635)        (3,224,971)
                                               -------------      -------------

         NET INTANGIBLE ASSETS                 $      31,619      $      51,273
                                               =============      =============

Depreciation and amortization expense totaled $156,153 and $63,468 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $92,685 was mostly due to the full depreciation of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

4. DEFERRED DEBT ISSUE COSTS
   -------------------------

These costs relate to obtaining and securing debt financing and financing agreements (legal fees). These costs are amortized over the term of the debt agreement using the straight line method, normally 2 years. Zero balance remains as of September 30, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


5. ACCRUED EXPENSES
   ----------------
                                     NINE MONTHS ENDED          YEAR ENDED
                                       SEPTEMBER 30,             DECEMBER 31,
                                            2008                   2007
                                  -------------------      -----------------
Accrued salaries                   $          266,939      $          17,594
Accrued vacation                               94,975                 82,006
Accrued interest                              331,287                221,684
Accrued audit and SOX fees                         --                 70,313
Accrued legal fees                                 --                  3,500
Accrued investor relations fees                    --                  7,000
Accrued commission                              1,026                     --
Accrued payroll taxes                          15,730                     --
Accrued employee deferred                       1,568                     --
Accrued marketing                                  --                  3,000
Accrued license fees                               --                 14,000
Accrued Payables Other                         89,141                     --
                                  -------------------       ----------------
        TOTAL                      $          800,666        $       419,097
                                  ===================       ================


6. SETTLEMENT AGREEMENT LIABILITY
   ------------------------------

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


6. SETTLEMENT AGREEMENT LIABILITY (CONTINUED)
   ------------------------------------------

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


7. LICENSE AGREEMENT LIABILITY
   ---------------------------

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

The amendment also included a revised payment schedule of the minimum royalty payment obligation due that provided for semi-annual payments of $250,000 (due on September 30th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with the Company and Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

The second amendment to the License Agreement was entered into on February 1, 2007.

The following payment terms are as follows:

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

7. LICENSE AGREEMENT LIABILITY (CONTINUED)
   ---------------------------------------


The 2006 past due amounts owed by the Company of $70,000 were allocated as follows:

         o        The Company paid $20,000 on February 23, 2007 to Philips.

         o The remaining balance of $50,000 is to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

         o During the period of January 1, 2007 thru September 30, 2008 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of September 30, 2008 the note payable balance due Philips Speech Processing was $1,198,500.

8. SHORT TERM NOTE PAYABLE
   -----------------------

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

As of September 30, 2008 the short term note payable balance due Maguire Properties-Regents Square LLC. was $29,602 with the remaining balance classified as long term notes payable.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


9. DEBT DERIVATIVE LIABILITY
    -------------------------

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of September 30, 2008 the Company has incurred a net non-cash (loss) of ($261,754) for the nine months ended September 30, 2008.

The liability valuation calculated at September 30, 2008 and December 31, 2007, resulted in the fair value of the debt derivative liability being $1,890,811 and $1,629,057 respectively.

10. WARRANT DERIVATIVE LIABILITY
    ----------------------------

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of September 30, 2008 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 79%, risk free interest rate of 2.91% and a remaining contractual life ranging from .014 years to 3.19 years.

As a result of the valuation conducted, the Company incurred a net non-cash gain of $2,252,843 for the nine months ended September 30, 2008.

The liability valuation calculated at September 30, 2008 and December 31, 2007, resulted in the fair value of the warrant derivative liability being $64,897 and $2,317,740 respectively.

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

Since inception the Company has borrowed $2,555,000 against the revolving note. During the same period the Company paid $266,729 against the outstanding balance for a total net borrowing of $2,288,271 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2008 the outstanding principal amount owed to the Investors is $2,288,271 Interest accrued on the outstanding principal is $170,563 as of September 30, 2008.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

12. LONG TERM NOTES PAYABLE
    -----------------------

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of September 30, 2008 the long term note payable balance due Maguire Properties-Regents Square LLC. was $69,070 with the remaining balance of $29,602 being classified as short term notes payable.

At September 30, 2008 and December 31, 2007 the principal balance on the notes payable was $71,404 and $169,070, respectively. Accrued interest as of September 30, 2008 is $6,071.

13. CONVERTIBLE NOTES PAYABLE SUMMARY
    ---------------------------------

ISSUANCE SUMMARY                           NINE MONTHS ENDED      YEAR ENDED
                                              SEPTEMBER 30,       DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal                                    $         --        $    420,000
Warrants issued A&B                                    --          10,000,000


CONVERSION SUMMARY                          NINE MONTHS ENDED     YEAR ENDED
                                              SEPTEMBER 30,       DECEMBER 31,
                                                 2008                2007
                                             ------------        ------------

Principal and interest converted             $  1,264,710        $    481,359
Shares converted                              366,289,247          49,190,842
Average share conversion price               $      0.003        $      0.010

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


13 A. CONVERTIBLE NOTES PAYABLE DETAIL (CONTINUED)
      --------------------------------------------

         During the nine months ended September 30, 2008 and year ended December 31, 2007, $1,264,710 and $481,359 of notes payable and accrued interest was converted into 366,289,247 and 49,190,842 shares of the Company's common stock at an average conversion price of $0.003 and $0.010 per share.

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

         No convertible debt agreements have been entered into during the nine months ended September 30, 2008.

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

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


14. COMMON STOCK
    ------------

The following is a summary of transactions that had an impact on equity:

                                                                  NINE MONTHS ENDED                          YEAR ENDED
                                                                     SEPTEMBER 30,                           DECEMBER 31,
                                                                         2008                                   2007
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                          366,289,247   $0.007   $  1,264,710   49,190,842     $0.010   $   481,359
Issuance of stock in exchange for services                 62,205,359    0.009       576,406    11,443,921      0.019       220,534
Stock to be issued in exchange for interest conversion             --       --            --            --         --         8,903
Warrant exercise                                                   --       --            --    39,126,855      0.006       253,360
Warrant exercise cashless                                          --       --            --    23,971,458         --            --
Shares in escrow                                           11,878 896    0.010       113,087    30,000,000      0.020       600,000
                                                          -----------   ------   -----------   -----------     ------   -----------
Total                                                     440,373,502   $0.008   $ 1,954,203   153,733,076     $0.012   $ 1,564,156
                                                          ===========   ======   ===========   ===========     ======   ===========

     o    ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES AND DEBT OBLIGATIONS
          ---------------------------------------------------------------------

          During the nine months ended September 30, 2008 the Company issued 62,205,359 shares of its restricted common stock having a market value of $576,406 in exchange for past and future services to be rendered.


15. OTHER INCOME (EXPENSE)
    ----------------------

Other income / (expense) totaled $1,347,162 and ($4,106,795) for the nine months ended September 30, 2008 and 2007, respectively. A expense decrease of ($5,453,957) or -129%.

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

Other income (expense) consist of:

     o   Interest expense
     o   Settlement expense
     o   Gain (loss) on warrant / debt derivative liability

See details below.

                     OTHER INCOME / (EXPENSE) SUMMARY


                                                          NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30
                                                       2008             2007
                                                    -----------     -----------

Interest (expense)                                  $  (629,358)    $  (791,636)
Gain (loss) on warrant and debt                       1,967,089      (2,943,253)
Other income / (expense)                                 10,231        (371,106)
                                                    -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)    $ 1,347,962     $(4,105,995)
                                                    ===========     ===========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

15. OTHER INCOME (EXPENSE) (CONTINUED)
    ---------------------------------

INTEREST EXPENSE
----------------

                                                INTEREST EXPENSE SUMMARY

                                                   NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                2008               2007
                                          ---------------   ---------------

Debt issue cost                           $        31,939   $       276,443
Discount amortization                             407,419           383,881
Accrued interest                                  190,000           127,911
Other / penalties                                      --             3,401
                                          ---------------   ---------------
       TOTAL                              $       629,358   $       791,636
                                          ===============   ===============

For nine months ended September 30, 2008 and 2007, interest expense was $629,358 compared to $791,636 respectively. A decrease of $162,278 or 21%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing.

This represents a cash related transaction.

For the nine months ended September 30, 2008 and 2007, interest expense related to debt issue costs was $31,939 compared to $276,443, respectively, a decrease of $244,504 or 89%.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the nine months ended September 30, 2008, and 2007, interest expense related to the amortization of discount was $407,419 compared to $383,881 respectively, an increase of $23,538 or 7%..

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the nine months ended September 30,2008 and 2007.

For the nine months ended September 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $190,000 compared to $127,911, respectively, an increase of $62,089 or 49%..

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


15. OTHER INCOME / (EXPENSE) (CONTINUED)
    ------------------------------------

GAIN ON DEBT DERIVATIVES
-------------------------

For the nine months ended September 30, 2008 and 2007, non-cash losses recorded on debt derivatives were ($261,754) and ($1,372,562) respectively, an increase of $1,110,808 or 81%.

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the nine months ended September 30, 2008 and 2007, non-cash gains of $2,252,843 were recorded, compared to non-cash (losses) of ($490,568) Respectively, an increase of $1,762,275 or 360%..

See Note 11 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.


16. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of September 30, 2008:

                  2008                           26,569
                  2009                          109,618
                  2010                          103,546
                                             ----------
                                             $  239,733
                                             ==========

Rent expense including parking amounted to $102,945 and $115,956 for the nine months ended September 30, 2008 and 2007 respectively. The decrease of $13,011 is attributed to the relocation of the corporate office in June 2007 to a less expensive facility.

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

The total intrinsic value of vested options relating to employee and director compensation at September 30, 2008 was $0. The intrinsic value of $0 is due to the closing stock price at September 30, 2008 of $0.007 being lower than any vested option grant price.

For the nine months ended September 30, 2008 and 2007, there was approximately $97,139 and $163,060 of total compensation expense recorded by the Company related to share-based compensation.

As of September 30, 2008, there was approximately $57,744 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's closing stock price reported by NASDAQ listed under symbol ONEV at September 30, 2008 was $0.007 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary for the two stock compensation plans adopted by the Company as of September 30, 2008.

                                       NINE MONTHS ENDED
                                       SEPTEMBER 30, 2008


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
                ==========================================================

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the Company's stock option activity and related information is as follows for the nine months ended September 30, 2008 and 2007, respectively.

                                                             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                      2008                        2007
                                            ------------------------   -------------------------
                                                           WEIGHTED                    WEIGHTED
                                             NUMBER OF      AVERAGE     NUMBER OF       AVERAGE
                                              SHARES       EXERCISE      SHARES        EXERCISE
                                            OUTSTANDING      PRICE     OUTSTANDING       PRICE
                                            -----------   ----------   -----------    ----------

Outstanding at beginning of year             62,934,000   $    0.054    58,059,000    $     0.06
Options granted                                       0          N/A    15,000,000         0.019
Options exercised                                     0          N/A             0           N/A
Options terminated                                    0          N/A   (10,125,000)          N/A

                                            -----------   ----------   -----------    ----------
OPTIONS OUTSTANDING AT END OF 3RD QUARTER    62,934,000        0.054    62,934,000         0.054

                                            -----------   ----------   -----------    ----------
OPTIONS EXERCISABLE AT END OF 3RD QUARTER    52,934,000   $    0.061    37,411,778         0.079


The following table summarizes the number of options authorized by the plan and available for distribution as of September 30, 2008 and 2007, respectively.

                                                    NINE MONTHS ENDED

                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                  2008          2007
                                               NUMBER OF      NUMBER OF
                                                 SHARES        SHARES
                                               ---------      ---------

Beginning options available for grant             66,000      4,941,000

Add: Additional options authorized                    --             --

(Less): Options granted                               --    (15,000,000)
Add: Options terminated                               --     10,125,000

                                               ---------      ---------
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION         66,000         66,000
                                               =========      =========

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of September 30, 2008 and 2007, respectively.


                                  NINE MONTHS ENDED SEPTEMBER 30, 2008

                                   TOTAL OUTSTANDING                   TOTAL EXERCISABLE
                                   -----------------                   -----------------
                                        WEIGHTED                            WEIGHTED
                                        AVERAGE                              AVERAGE
                                        EXERCISE                            EXERCISE
    PRICE RANGE        # OF SHARES       PRICE       LIFE    # OF SHARES      PRICE      LIFE
    -----------        -----------     ---------     ----    -----------    ---------    ----

$6.08 - $ 12.80            240,000     $   7.158     2.14        240,000    $   7.158    2.14

$0.32 - $2.00              694,000         0.867     3.03        694,000        0.867    3.03

$0.016 - $0.19          62,000,000         0.017     6.73     52,000,000        0.017    7.22

                       -----------     ---------     ----    -----------    ---------    ----
TOTAL                   62,934,000     $   0.054     6.67     52,934,000    $   0.061    7.14


                                  NINE MONTHS ENDED SEPTEMBER 30, 2007

                                   TOTAL OUTSTANDING                   TOTAL EXERCISABLE
                                   -----------------                   -----------------
                                        WEIGHTED                            WEIGHTED
                                        AVERAGE                              AVERAGE
                                        EXERCISE                            EXERCISE
    PRICE RANGE        # OF SHARES       PRICE       LIFE    # OF SHARES      PRICE      LIFE
    -----------        -----------     ---------     ----    -----------    ---------    ----

$6.08 - $ 12.80            240,000     $   7.158     2.89        240,000    $   7.158    2.89

$0.32 - $2.00              694,000         0.867     3.78        694,000        0.867    3.78

$0.016 - $0.19          62,000,000         0.017     7.48     36,477,778        0.017    7.82

                       -----------     ---------     ----    -----------    ---------    ----

TOTAL                   62,934,000     $   0.054     8.44     37,411,778    $   0.079    7.71

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of September 30, 2008 and 2007, respectively is presented below:

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                       2008
                                            --------------------------------------------------

                                                                        WEIGHTED
                                                                AVERAGE               AVERAGE
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS                      EXERCISE              INTRINSIC
        AND DIRECTOR COMPENSATION                 SHARES         PRICE      LIFE       VALUE
        -------------------------            --------------    --------     ----     ---------
Outstanding at beginning of year                 62,934,000    $  0.054     0.05           N/A
Options granted                                           0         N/A      N/A           N/A
Options exercised                                         0         N/A      N/A           N/A
Options terminated                                        0         N/A      N/A           N/A
                                             --------------    --------     ----     ---------

OPTIONS OUTSTANDING AT END OF 3RD QUARTER        62,934,000       0.054     6.67           N/A

                                             --------------    --------     ----     ---------

OPTIONS EXERCISABLE AT END OF 3RD QUARTER        52,934,000    $  0.061     7.14           N/A


Note: Assumes only options above water are to be exercised, the closing stock price is under the price of any options granted. Calculation is based on closing stock price of $ 0.007 per share dated September 30, 2008.

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                       2007
                                            --------------------------------------------------

Outstanding at beginning of year                 58,059,000    $  0.060     7.42     1,141,400
Options granted                                  15,000,000    $  0.019     4.96       390,000
Options exercised                                         0         N/A      N/A            --

Options terminated                              (10,125,000)        N/A      N/A           N/A

                                             --------------    --------     ----     ---------

OPTIONS OUTSTANDING AT END OF 3RD QUARTER        62,934,000       0.054     7.42     1,531,400

                                             --------------    --------     ----     ---------

OPTIONS EXERCISABLE AT END OF 3RD QUARTER        37,411,778    $  0.079     7.71       936,000


Note: Assumes only options above water are to be exercised.

Calculation is based on closing stock price of $ 0.03 per share dated September 30, 2007.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)
    --------------------------------------------------------

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of September 30, 2008 and 2007, and changes during the period ended September 30, 2008 and 2007, respectively is presented below:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                             2008
                                                  ---------------------------

                                                                    WEIGHTED
                                                                    AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION             SHARES        FAIR VALUE
   -------------------------------------          ------------     ----------

Outstanding at beginning of year                    62,934,000     $    0.016
Options granted                                              0            N/A
Options exercised                                            0            N/A
Options vested                                     (52,934,000)         0.017
Options terminated                                           0
                                                  ------------     ----------
NON VESTED AT END OF 3RD QTR                        10,000,000     $   0.0185


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                              2007
                                                  ---------------------------

                                                                    WEIGHTED
                                                                    AVERAGE
  NON VESTED OPTIONS RELATING TO EMPLOYEE,                         GRANT-DATE
   CONSULTANTS AND DIRECTOR COMPENSATION             SHARES        FAIR VALUE
   -------------------------------------          ------------     ----------

Outstanding at beginning of year                    58,059,000     $     0.06
Options granted                                     15,000,000     $    0.019
Options exercised                                            0            N/A
Options vested                                     (37,411,778)         0.089
Options terminated                                 (10,125,000)         0.016
                                                  ------------     ----------
NON VESTED AT END 3RD QUARTER                       25,522,222     $    0.016


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


18. WARRANTS
    --------

As a normal business practice, the Company grants warrants to Investors who participate in the financing of the Company. Warrants issued are an additional incentive to the Investors and also provide additional cashflow for the Company upon exercise.

At September 30, 2008, the Company had warrants outstanding that allow the holders to purchase up to 275,906,909 shares of common stock.

At September 30, 2008, the weighted average remaining contractual life of the warrants was approximately 19 months.

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


18. WARRANTS (CONTINUED)
    --------------------

The number and weighted average exercise prices of the warrants for the NINE months ended September 30, 2008 and 2007 are as follows:

                                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                        2008                          2007
                                              -------------------------   --------------------------
                                                              WEIGHTED                     WEIGHTED
                                                               AVERAGE                     AVERAGE
                                                              EXERCISE                     EXERCISE
                                                 NUMBER         PRICE        NUMBER         PRICE
                                              ------------    ---------   ------------    ----------

Outstanding at beginning of year               276,052,744    $   0.014    339,979,838    $    0.020
Warrants granted                                         0          N/A     10,000,000           N/A
Warrants exercised                                       0          N/A    (71,693,757)        0.005
Warrants terminated                               (145,835)         N/A              0           N/A
                                              ------------    ---------   ------------    ----------
WARRANTS OUTSTANDING AT END OF  3RD QUARTER    275,906,909    $   0.014    278,286,081    $    0.016
                                              ============    =========   ============    ==========

WARRANTS EXERCISABLE AT END OF  3RD QUARTER    275,906,909    $   0.014    278,286,081    $    0.016
                                              ============    =========   ============    ==========

19. RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

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

THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED SEPTEMBER 30, 2007 FINANCIAL STATEMENTS ARE SUMMARIZED AS FOLLOWS:

                           ONE VOICE TECHNOLOGIES INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


19. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    -----------------------------------------------

                                                      PREVIOUSLY
                                                       REPORTED         CHANGE          RESTATED
                                                     -------------    -----------    -------------
                                                      (unaudited)                     (unaudited)
                BALANCE SHEET
                -------------

Additional paid in capital                              43,912,003       (393,119)      41,998,459
Accumulated deficit                                    (50,906,613)       393,119      (52,271,057)

                                                     -------------    -----------    -------------
    TOTAL STOCKHOLDERS EQUITY                          (7,794,025)            --      (10,272,598)
                                                     =============    ===========    =============

    STATEMENT OF OPERATIONS - NINE MONTHS

Other Income / (Expense)                                  (223,842)       223,842               --

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (223,842)       223,842               --
                                                     =============    ===========    =============

    STATEMENT OF OPERATIONS - NINE MONTHS

Other Income / (Expense)                                  (276,096)       393,119           21,213

                                                     -------------    -----------    -------------
         NET INCOME / (LOSS)                              (555,166)       393,119           21,213
                                                     =============    ===========    =============

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

In 2006, the Company signed a deployment contract with the residential group within TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, in October, 2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The MobileVoice (IRIS) service has tested and performed very well as anticipated. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. We are now working with both the residential and small, medium business (SMB) groups within TELMEX to coordinate a national launch for IRIS in both groups. During the past few months TELMEX has conducted focus groups to evaluate several factors including consumer willingness to contract the IRIS service, price points and existing and potential new features. From these focus groups TELMEX has discussed with the Company the desire to launch the IRIS service nationally bundled with their mass consumer calling packages and including a new feature. We have updated our proposal to TELMEX to incorporate a bundle and the development of the new feature and we anticipate approval shortly. The revenue generated from of a national launch with TELMEX is expected to have a material impact on the Company.

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $1.25 USD monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. MTNL is currently testing our service and we anticipate a national launch in Q1, 2009. The revenue generated from this launch with MTNL is expected to have a material impact on the Company.

EMBEDDED SECTOR
---------------

On August 15, 2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project. We have been working closely with Intel engineers to add voice control to their Moblin operating system. We have recently demonstrated this capability in the Intel booth at the 2008 Consumer Electronics Show, Mobile World Congress and plan to attend the upcoming Intel Developers Forum. We have also ported our software to RedFlag Linux. Both RedFlag Linux and Moblin are the primary operating systems used on Mobile Internet Devices (MIDs). Both One Voice and Intel have jointly presented our voice solution to several MID OEM's and we have initial confirmation that our software will be bundled on a major OEM's MID. The launch of a voice controlled MID is a high priority for this OEM but is contingent on the success and adoption of their current MID offering in the market. If their MID proves to be successful then we see an opportunity to launch a MID that utilizes voice control with this OEM and potentially other OEM's as the MID market matures and service providers launch MID devices to their subscriber base.

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

FUNDING
-------

The Company has recently obtained a commitment by our existing investors to continue to fund the operations until such point that our revenue generation exceeds our monthly cash expenditures. To that point and given the current economic environment we are reducing all expenses in order to ensure our success. We have been discussing a funding with new investors since Spring 2008 and we are reviewing a new proposed term sheet and potential agreement which may or may not happen. The Company is acting in the best interest of the shareholders to maximize value and minimize dilution to the shareholder base.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended September 30, 2008 and 2007.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                          THREE MONTHS ENDED      FAV/ (UN FAV) PERCENTAGE
                                     SEPTEMBER 30,  SEPTEMBER 30,      CHANGE       CHANGE
                                         2008           2007
                                      -----------    -----------   -----------    ------
Net Revenue                           $   147,593    $   157,478   $    (9,885)      -6%

Cost of goods sold                         99,870        104,537         4,667       -4%

                                      -----------    -----------   -----------    ------

     GROSS PROFIT                          47,723         52,941        (5,218)     -10%


General and administrative expenses     (603,144)      (581,075)       (22,069)      -4%

Other income (expense)                   (60,334)         884,971     (945,305)     107%

                                      -----------    -----------   -----------    ------

     NET LOSS BEFORE INCOME TAX          (615,755)       356,837      (972,592)    -273%


Income tax expense                             --             --            --        0%

                                      -----------    -----------   -----------    ------
Net income / (loss)                   $(615,755)      $  356,837     $(972,592)    -273%
                                      ===========    ===========   ===========    ======

REVENUES
--------

Net revenues totaled $147,593 and $157,478 for the three months ended September 30, 2008 and 2007, respectively, an decrease of $9,885 or 6%.

COST OF GOODS SOLD
------------------

Cost of goods sold for the three months ended September 30, 2008 and 2007 totaled $99,870 and $104,537, respectively, a decrease of $4,667 or 45%. The majority of expenses in cost of goods sold relate to monthly recurring licensing agreements and telecommunication expenses that allow our voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $603,144 and $581,075 for the three months ended September 30, 2008 and 2007, respectively, a expense increase of $22,069 or 4%. A majority of the increase is attributed to shares being issued in exchange for services. This represents a non-cash expense transaction.

SALARY AND COMPENSATION
-----------------------

Salary and wage related expenses totaled $321,435 and $873,056 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $551,621 or 11%.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees of $84,673 and $17,611 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $19,720 or 19%.

DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization expense totaled $10,687, and $17,600 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $6,913 or 45%.

OTHER INCOME
------------

Other income totaled ($60.334) and $884,971 for the three months ended September 30, 2008 and 2007, respectively. An income decrease of ($945,305) or 107%.

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

Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o Gain (loss) on warrant / debt derivative liability

See details below.

                              OTHER INCOME SUMMARY

                                                         THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2008           2007
                                                    -----------     -----------

Interest (expense)                                  $  (134,880)    $ (301,673)
Gain on warrant and debt derivative                      64,315      1,410,486
Other (expense)                                          10,231       (223,842)
                                                    -----------     -----------

                  TOTAL OTHER INCOME                $   (60,334)    $  884,971

---------------------------------

INTEREST EXPENSE
----------------

                            INTEREST EXPENSE SUMMARY

                                                  THREE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                2008              2007
                                          ---------------   ---------------

Debt issue cost                           $         2,862   $       114,221
Discount amortization                              55,283           141,747
Accrued interest                                   76,735            45,705
Other / penalties                                      --                --
                                          ---------------   ---------------
       TOTAL                              $       134,880   $       301,673


For three months ended September 30, 2008 and 2007, interest expense was $134,880 compared to $301,673 respectively. A decrease of $166,793 or 55%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing.

This represents a cash related transaction.

For the three months ended September 30, 2008 and 2007, interest expense related to debt issue costs was $2,862 compared to $114,221, respectively, a decrease of $111,359 or 98%.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended September 30, 2008, and 2007, interest expense related to the amortization of discount was $55,283 compared to $141,747 respectively, a decrease of $86,464 or 61%.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the Nine Months Ended September 30,2008 and 2007.

For the three months ended September 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $76,735 compared to $45,705, respectively, an increase of $31,030 or 68%.

------------------------------------

GAIN (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the three months ended September 30, 2008 and 2007, gains of $64,315 and 1,410,486 respectively, a decrease of $1,346,181 or 96%.

OTHER INCOME
------------

For three months ended September 30, 2008 and 2007, the Company incurred $10,231 compared to other income $223,842 respectively, a decrease of $213,611 or 96%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS
------------------------------------------------

Non-cash related (income) / expense items of items of ($221,456) are reflected in the net (loss) for the three months ended September 30, 2008. In this example the non-cash expense items are added back, and non-cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                                  2008
                                                               -----------
Depreciation and amortization                                       10,687
Stock compensation expense                                          14,436
Amortization of note discount                                       55,283
Interest payable related to convertible debt                        76,735
(Gain) on warrant and debt derivatives                              64,315
                                                               -----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                    221,456


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

The following is a discussion that relates to certain financial transactions and the results of operations for the nine months ended September 30, 2008 and 2007.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.


                           ONE VOICE TECHNOLOGIES INC.
                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                          NINE MONTHS ENDED        FAV/ (UN FAV) PERCENTAGE
                                     SEPTEMBER 30,  SEPTEMBER 30,    CHANGE       CHANGE
                                         2008           2007
                                      -----------    -----------   -----------    ------
Net Revenue                           $   481,717    $   520,017   $   (38,300)       7%

Cost of goods sold                        294,080        298,757         4,667        2%

                                      -----------    -----------   -----------    ------

     GROSS PROFIT                         187,637        221,260       (33,623)      15%


General and administrative expenses     2,454,776      1,921,162      (533,614)      28%

Other income (expense)                  1,347,962    (4,105,995)     5,453,957      133%

                                      -----------    -----------   -----------    ------

     NET LOSS BEFORE INCOME TAX          (919,177)   (5,805,897)     4,886,720       84%


Income tax expense                           (800)         (800)            --        0%

                                      -----------    -----------   -----------    ------
Net income / (loss)                   $  (919,977)   $(5,806,697)  $ 4,886,720       84%
                                      ===========    ===========   ===========    ======

REVENUES
--------

Net revenues totaled $481,217 and $520,017 for the nine months ended September 30, 2008 and 2007, respectively. The decrease of ($38,300) or 7% is partially attributable to a sales reserve being recorded in 2008.

COST OF GOODS SOLD
------------------

Cost of goods sold for the nine months ended September 30, 2008 and 2007 totaled $294,080 and $298,757 respectively, a decrease of $4,677 or 2%. The majority of expenses in cost of goods sold relate to monthly recurring licensing agreements and telecommunication expenses that allow our voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expenses totaled $2,454,776 for the nine months ended September 30, 2008 and 2007, respectively, an expense increase of $533,614 or 28%. A majority of the increase is attributed to shares being issued in exchange for services. This represents a non-cash expense transaction.

SALARY AND COMPENSATION
-----------------------

Salary and wage related expenses totaled $923,281 and $873,056 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $50,225 or 11%.

ACCOUNTING AND LEGAL
--------------------

The Company incurred accounting and legal fees of $230,651 and $302,383 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $71,732 or 24%. A majority of the decrease in 2008 is attributable to decreased legal fees in 2008.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense totaled $156,154 and $63,469 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $92,685 or 146%. The increase of $92,685 was mostly due to the full depreciation of capitalized costs associated the design and development of a product. The products completion and launch timeframe could not be accurately estimated by management, therefore it was decided to fully depreciate the costs.

OTHER INCOME (EXPENSE)
----------------------

Other income / (expense) totaled $1,347,962 and ($4,105,995) for the nine months ended September 30, 2008 and 2007, respectively. A expense decrease of $5,453,957 or 123%.

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


Other income (expense) consist of:

     o    Interest expense
     o    Settlement expense
     o    Gain (loss) on warrant / debt derivative liability

See details below.

                        OTHER INCOME / (EXPENSE) SUMMARY


                                                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2008           2007
                                                  -----------     -----------

Interest (expense)                                $  (629,358)    $  (791,636)
Gain (loss) on warrant and debt derivative          1,967,089      (2,943,253)
Other income                                           10,231        (371,106)
                                                  -----------     -----------

                  TOTAL OTHER INCOME / (EXPENSE)  $ 1,347,962     $(4,105,995)

---------------------------------

INTEREST EXPENSE
----------------

                                                INTEREST EXPENSE SUMMARY

                                                   NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                2008               2007
                                          ---------------   ---------------

Debt issue cost                           $        31,939   $       276,443
Discount amortization                             407,419           383,881
Accrued interest                                  190,000           127,911
Other / penalties                                      --             3,401
                                          ---------------   ---------------
       TOTAL                              $       629,358   $       791,636
                                          ===============   ===============

For nine months ended September 30, 2008 and 2007, interest expense was $629,358 compared to $791,636 respectively. A decrease of $162,278 or 21%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing.

This represents a cash related transaction.

For the nine months ended September 30, 2008 and 2007, interest expense related to debt issue costs was $31,939 compared to $276,443, respectively, a decrease of $244,504 or 89%.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the nine months ended September 30, 2008, and 2007, interest expense related to the amortization of discount was $407,419 compared to $383,881 respectively, an increase of $23,538 or 7%.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the nine months ended September 30,2008 and 2007.

For the nine months ended September 30, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $190,000 compared to $127,911, respectively, a decrease of $62,089 or 49%.

------------------------------------

GAIN / (LOSS) ON WARRANT DERIVATIVES
------------------------------------

For the nine months ended September 30, 2008 and 2007, non-cash gains of $1,967,089 were recorded, compared to non-cash (losses) of ($2,943,253), respectively, an increase of $4,910,342 or 167%.

OTHER INCOME / (EXPENSE)
-----------------------

For nine months ended September 30, 2008 and 2007, the Company incurred $10,231 compared to other income ($371,106) respectively, a decrease of $6,913 or 45%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS
------------------------------------------------

Non-cash related (income) / expense items of items of ($1,230,857) are reflected in the net (loss) for the nine months ended September 30, 2008. In this example non-cash expense items are added back, and non-cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                                  2008
                                                               -----------

Depreciation and amortization                                      156,154
Stock compensation expense                                          97,140
Amortization of note discount                                      407,419
Interest payable related to convertible debt                       190,000
(Gain) on warrant and debt derivatives                           1,967,089
                                                               -----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                  2,817,802


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

CASH FLOW AND WORKING CAPITAL
-----------------------------

At September 30, 2008, the Company had a working capital deficit of $7,463,915 as compared with a working capital deficit of $7,412,770 at December 31, 2007

Net cash used for operating activities is $1,019,658 for the nine months ended September 30, 2008 compared to $1,045,559 for the nine months ended September 30, 2007.

Net cash used for investing activities is ($3,221) for the nine months ended June 30, 2008 compared to net cash provided of ($13,609) for the nine months ended June 30, 2007.

Net cash provided by financing activities is $1,000,000 for the nine months ended September 30, 2008 compared to $1,034,423 for the Nine Months Ended September 30, 2007.

See financing transaction details below.

FINANCING TRANSACTIONS
----------------------

The following is a discussion that summarizes the net financing and conversion activities for the nine months ended September 30, 2008 and year ended December 31, 2007.


NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY
----------------------------------------------------

                                               NINE MONTHS ENDED   YEAR ENDED
                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2008            2007
                                                 ------------    ------------
Warrant exercise                                           --         253,360
Convertible debt financing                                 --         195,000
Revolving line of credit net of pay down              791,809       1,256,462
                                                 ------------    ------------
TOTAL FINANCING ACTIVITY                         $    791,809    $  1,704,822
                                                 ============    ============


ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY
---------------------------------------------

                                            NINE MONTHS ENDED       YEAR ENDED
ISSUANCE SUMMARY                             SEPTEMBER 30,          DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal                                    $         --          $    420,000
Warrants issued A&B                                    --            10,000,000


CONVERSION SUMMARY                         NINE MONTHS ENDED        YEAR ENDED
                                             SEPTEMBER 30,         DECEMBER 31,
                                                 2008                  2007
                                             ------------          ------------

Principal and interest Converted             $  1,264,710          $    481,359
Shares converted                              366,289,247            49,190,842
Average share conversion price               $      0.003          $      0.010

COMMON STOCK
------------

The following is a summary of transactions that had an impact on equity:


                              NINE MONTHS ENDED                        YEAR ENDED
                                SEPTEMBER 30,                          DECEMBER 31,
                                   2008                                    2007

                                     AVERAGE                              AVERAGE
                          SHARES     SHARE                   SHARES        SHARE
                          ISSUED     PRICE       VALUE       ISSUED        PRICE       VALUE
                       -----------   ------     --------  -----------     ------   -----------
Debt conversions       366,289,247   $0.007  $ 1,264,710   49,190,842     $0.010   $   481,359
Issuance of stock in    62,205,359    0.009      576,406   11,443,921      0.019       220,534
exchange for services
Stock to be issued in
exchange for interest
conversion                  --          --            --           --         --         8,903
Warrant exercise            --          --            --   39,126,855      0.006       253,360
Warrant exercise
cashless                    --          --            --   23,971,458         --            --
Shares in escrow        11,878 896   0.010       113,087   30,000,000      0.020       600,000
                       -----------   -----    ----------  -----------     ------   -----------
Total                  440,373,502   $0.008   $ 1,954,203 153,733,076     $0.012   $ 1,564,156

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

Since inception the Company has borrowed $2,555,000 against the revolving note. During the same period the Company paid $266,729 against the outstanding balance for a total net borrowing of $2,288,271 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2008 the outstanding principal amount owed to the Investors is $2,288,271. Interest accrued on the outstanding principal is $135,745 as of June 30, 2008.

FUTURE CAPITAL OUTLOOK
----------------------

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The (losses) of ($51,210,834) through the period ended September 30, 2008 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO"), President, and Interim Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report (September 30, 2008). Based on such evaluation, our Chief Executive Officer, President, and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, President, and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


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

ITEM 1A. RISK FACTORS
---------------------

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, other than to update certain financial information as of and for the nine months ended September 30, 2008 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the nine months ended September 30, 2008 and 2007, we incurred a net (loss) of (919,977) compared to a net (loss) of ($5,806,697), respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

UNREGISTERED SALES OF EQUITY SECURITIES
---------------------------------------
The securities described below represent our securities sold by us for the period starting January 1, 2007 thru September 30, 2008 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH
--------------------------

During the year ended December 31, 2007 a total of 39,126,855 warrants were exercised at an average price of $0.006. As a result the Company received cash proceeds of $253,360. The shares were issued pursuant to an exemption under
Section 4(2) of the Securities Act of 1933.

No warrants were sold during the nine months ended September 30, 2008.

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

No cashless warrants were exercised during the nine months ended September 30, 2008.

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

See Item 1 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS
-----------------------------------------------------------------

During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company issued a total of 62,205,359 and 11,443,921 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees, outside consulting fees, convertible note documentation and administration fees, interest owed and other monetary obligations. The services were valued at approximately $576,406 and $220,534, respectively.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.


The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company is currently in default of a portion of the following Convertible debt financing agreements as of September 30, 2008:

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


                                  ONE VOICE TECHNOLOGIES, INC.,
                                  A NEVADA CORPORATION


DATE:  November 18, 2008        BY: /S/ DEAN WEBER
                                  ----------------------------------------------
                                  DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)