Form 10-K
period 2008-12-31
ONE VOICE TECHNOLOGIES INC
filed 2009-05-18
CIK 1096088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended: December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NUMBER 0-27589

COMMISSION FILE NO. 0-27589

ONE VOICE TECHNOLOGIES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	95-4714338
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7825 Fay Avenue, Suite 200, La Jolla CA 92037
 (Address of principal Executive Offices) (Zip Code)

(866) 823-1432	(858) 754-1276
(Issuer's Telephone Number)	(Issuer's Facsimile Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK-$.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [_]    Accelerated filer [_]    Non-accelerated filer [_]   Smaller reporting company [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Based on the closing price of June 30, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $5,938,241.

The number of common shares outstanding of the registrant was 1,290,000,000 as of May 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

 NONE.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

TABLE OF CONTENTS

PAGE
Part I
Item 1. Description of Business	3

Item 2. Description of Property	7

Item 3. Legal Proceedings	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Part II
Item 5. Market for Common Equity and Related Stockholder Matters	8

Item 6. Selected Financial Data	10

Item 7. Management's Discussion and Analysis or Plan of Operation	10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16

Item 8. Financial Statements and Supplemental Data	17

Item 8A. Controls and Procedures

Item 8B. Other Information

Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) the Exchange Act	18

Item 10. Executive Compensation	19

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 12. Certain Relationship and Related Transactions, and Director Independence	24

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. To date, our customers include: Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, the Government of India, Fry's Electronics, Inland Cellular, Nex-Tec Wireless, and several additional telecom service providers throughout the United States. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video. We feel we are strongly positioned across these markets with our patented voice technology.

The Company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol ONEVE. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

ONE VOICE OFFERINGS

Network and Enterprise - Messaging

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

Network and Enterprise - Voice Communications

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

Spontaneous Audio Conferencing

One Voice's Group Calling solution allows wireless and wireline operators along with enterprises to offer spontaneous group calling for up to 64 participants. Features include: customizable message greeting; moderator touch-tone control; moderator dial-out during conference; up to 64 participants; available anytime. Targeted for the mobile professional for reservation less on-the-fly conferencing to business colleagues, anywhere, anytime with powerful full-duplex acoustic echo-canceling technology for crystal clear calling.

Network and Enterprise - Directory Assistance

One Voice's directory assistance is the industry's most powerful411-business and residential lookup along with corporate enterprise names directory lookup. Our solution is the only commercially available telephony directory assistance in-use today that allows for residential names lookup  (White Pages). One Voice's powerful 411 solutions allow for complex name searches, such as: "The Smith Family", "Jim and Mary Smith", "James Smith", "Mary and Jim Smith" and "J and M Smith". No other company has the power of our patented voice search technology to handle both Yellow and White Pages automated search.

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

MSRP $79.95 and available through the following retailers: Fry's Electronics, Target.com, Walmart.com, Dell.com, Amazon.com, Office Max,  J&R, Newegg and Micro Center.

Digital Home - VoiceTunes

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

MSRP $29.95.

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

EMPLOYEES

As of December 31,  2008, we have 5 full-time employees and 2 consultant/ part-time employees. We have no collective bargaining agreements with our  employees and believe our relations with our employees are strong and committed  to the best interest of the company. We consider our relations with our employees to be good.

RISK FACTORS

This section summarizes certain risks regarding our business and industry. The following information should be considered in conjunction with the other information included and incorporated by reference in this report on Form 10-K before purchasing shares of our common stock.

WE HAVE A HISTORY OF LOSSES. WE MAY CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the years ended December 31, 2008 and  2007, the Company incurred a net loss of $1,063,976 and $4,049,133 respectively, an decrease of $2.985.157 or 74%.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

During the year ended December 31, 2008, the Company’s offices were located at 41250  Executive Square, Suite 770, La Jolla, California. The Company leased this facility  under a lease that expires in December 2010. The size of the office was 5,162 square  feet, Subsequent to year end,the Company terminated this lease and moved its  headquarters to 7825 Fay Avenue, Suite 200, La Jolla, California. See note 20 for  further discussion of the lease commencing in 2009

Rent expense, net of sublease  income, amounted to $130,543 and $147,738 for the years ended December 31, 2008 and 2007, respectively. We believe that our current office space and  facilities  are sufficient to meet our present needs and do not anticipate any difficulty  securing alternative or additional space, as needed, on terms acceptable to us.

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

	Low	High
2007
First Quarter	.01	.05
Second Quarter	.02	.04
Third Quarter	.02	.03
Fourth Quarter	.01	.03

2008
First Quarter	.009	.016
Second Quarter	.006	.011
Third Quarter	.003	.007
Fourth Quarter	.001	.002

2009
First Quarter*	.001	.006

*Through March 25, 2009

As of May 12, 2009, our common stock shares were held by 196 stockholders of record and we had 1,290,000,000 [c1] shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

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

UNREGISTERED SALES OF EQUITY SECURITIES

The securities described below represent our securities sold by us for the period starting January 1,  2008 and ending December 31,  2008 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the year ended December 31,  2008 , no warrants were exercised.  As a result the Company received no cash proceeds in relation to warrants.

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

During the year ended December 31, 2008 no warrants were issued on a cashless  basis and no warrants were forfeited. The shares were issued pursuant to an  exemption under Section 4(2) of the Securities Act of 1933.

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

On May 2, 2008, the company issued 11,878,896 shares of the Company’s restricted  common stock valued at $113,087. The shares were also put into an independent 3rd party escrow account on behalf of La Jolla Cove Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

See Item 3 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the year ended December 31, 2007, the Company issued a total of 11,443,921 shares of restricted common stock to in exchange for services rendered. The services are related to monthly licensing fees, outside consulting fees and interest owed. The services were valued at approximately $220,000. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2008, 59,205,359 for services. Services include Financial advisor fees and consulting. Value is approximately $552,000.

The above transactions were granted in lieu of cash payment to satisfy the debt.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

OVERVIEW OF THE BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of more than 20 million products worldwide in seven languages. To date, our customers include: Mahanagar Telephone Nigam Ltd. ("MTNL") of India, Telefonos de Mexico, S.A.B. de  C.V. (TELMEX), Intel Corporation, Fry's Electronics, Nex-Tec Wireless, Rural  Independent Networks, Mohave Wireless, Inland Cellular and several additional  telecom service providers throughout the United States.

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

In  2006, the Company signed a deployment contract with the residential group within TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, in October,  2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The MobileVoice (IRIS) service has tested and performed very well as anticipated. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. We are currently working with TELNOR to  relaunch IRIS as a standard bundle included with all new and existing TELNOR  Package customers and anticipate this happening during 2009.  Subsequent to this  relaunch within TELNOR, TELMEX will evaluate the results and make a determination  regarding a national launch as a bundle to all TELMEX Package customers.

In October  2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $Rs. 50/- (Rupees) monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We are planning on having our service launched  by MTNL in May, 2009

The revenue generated from this launch with MTNL should have a material impact on the Company.

The Company has finalized initial system and acceptance testing with a domestic US  based carrier with over 10 million subscribers.  We are currently negotiating terms  and conditions and anticipate a national launch in 2009.

EMBEDDED SECTOR

On August 15,  2007 the Company signed a Memorandum of Understanding ("MOU") with Intel Corporation in which both companies will work together to add One Voice's voice technology to a Linux based handheld device. The Company sees a potential opportunity with this mass consumer electronics (CE) device and will apply the necessary resources to co-develop this project. We have been working closely with Intel engineers to add voice control to their Moblin operating system. We have recently demonstrated this capability in the Intel booth at the 2007

Consumer Electronics Show, Mobile World Congress and the upcoming Intel Developers Forum. We have also ported our software to RedFlag Linux. Both RedFlag Linux and Moblin are the primary operating systems used on Mobile Internet Devices (MIDs). Both One Voice and Intel have jointly presented our voice solution to several MID OEM's worldwide. Currently the MID market is very  small and has not gained enough traction for One Voice to focus resources on this  market.  One Voice is currently focusing all our resources on Telecom launches  during 2009 and will wait until the MID market matures and gains industry acceptance  before we readdress this market.  We have evaluated launching applications on the  iPhone and BlackBerry but the current state for voice control applications for these  devices from competitors offering free software is not in line with our focus on  near-term revenue generating opportunities that we currently have in the Telecom sector.

PC SECTOR

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition 2005 and Microsoft Windows Vista to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice. The company recently launched a new retail product called VoiceTunes. VoiceTunes allows users to voice control their entire music library including Apple iTunes and Windows Media. This product is similar to our flagship product Media Center Communicator but is very focused on music. In addition, the Company launched a voice controlled PC gaming software called  Say2Play. Say2Play gives gamers a tremendous advantage by adding voice command for common game macros while allowing the gamer to keep their hands and fingers  on the keyboard and mouse for rapid motion movements. Say2Play has recently  received several very positive editorial reviews and is available for purchase online.

The Company has changed our focus from in-store on-shelf retail sales to only  offering online downloadable retail versions.  The Company’s retail products are  now available for immediate purchase and download on the new Dell Download Store at http://downloadstore.dell.com as the only products in the category of Voice Control.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the years ended December 31,  2008 and  2007.

RESULTS OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.

ONE VOICE TECHNOLOGIES INC.
SELECTED STATEMENT OF OPERATIONS INFORMATION

	YEAR ENDED DECEMBER 31,		FAV/(UN FAV)%
	2008	2007	CHANGE		CHANGE

Net Revenue	$646,862	$702,430	$	(55,568)	8%
Cost of goods sold	331,378	392,581		61,203	16%
GROSS PROFIT	315,484	309,849		5,635	2%
General and administrative	2,815,023	2,548,963		(266,060)	(10%	)
Other income/ (expense)	1,436,363	(1,809,219)		3,243,982	179%

NET LOSS BEFORE INCOME TAX
	(1,063,176)	(4,048,333)		2,983,557	74%
Income tax expense	800	800		-	0%
Net loss	$(1,063,976)	$(4,049,133)		$2,983,557	74%

REVENUES

Net revenues totaled $646,862 and $702,430 for the years ended December 31, 2008 and 2007, respectively. Decreased revenues of $55,568 or 8% due to certain Telecom contracts expired in 2008 after their initial 3-year term.

COST OF GOODS SOLD

Cost of goods sold for the years ended December 31, 2008 and 2007 totaled $331,378 and $392,581, respectively. The decrease in cost of goods sold of $61,203 or 16% between the two periods was due to the decrease in revenues during  the year and a decreased employee headcount. These expenses specifically relate  to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses totaled $2,815,023 and $2,548,963 for the years ended December 31, 2008 and 2007, respectively. The increase of $266,060 or 10% between the two periods was due to debt issue costs in 2008.

SALARY AND COMPENSATION

Salary and wage expenses totaled $993,033 and $1,183,612 for the years ended December 31, 2008 and 2007, respectively. The decrease of $190,579 or 16% between the two periods was due to headcount reductions, which increased the overall efficiency of the Company.

OTHER INCOME (EXPENSE)

Other income/ (expense), including taxes of $800, totaled $1,435,563 and ($1,810,019)  for the years ended December 31, 2008 and 2007,. An expense decrease of $3,245,582 or 179%.

See details below.

OTHER INCOME / (EXPENSE) SUMMARY

	December 31,
	2008	2007

Interest expense	$(687,011)	$(1,151,648)
Gain (loss) on warrant and debt derivative	2,086,049	(679,584)
Other income / (expense)	36,525	21,213
TOTAL OTHER (EXPENSE)	$1,435,563	$(1,810,019)

INTEREST EXPENSE SUMMARY

	December 31,
	2008	2007
Debt issue cost	$31,939	$357,896
Discount amortization	407,418	614,016
Interest	247,654	174,000
Other / penalties	--	5,736
TOTAL	$687,011	$1,151,648

For years ended December 31, 2008 and 2007, interest expense was $687,011 compared  to $1,151,648. The decrease of $464,637 or 40% between the two periods was due to:

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

For the years ended December 31, 2008 and 2007, interest expense related to debt issue costs was $31,939 compared to $357,896.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the years ended December 31, 2008, and 2007, interest expense related to the amortization of discount was $407,418 compared to $614,016.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the years ended December 31, 2008 and 2007.

For the years ended December 31, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $247,654 compared to $174,000.

4. Other / misc. interest expense for the years ended December 31, 2008 and 2007, was approximately $0 compared to $5,736.

GAIN ON WARRANT DERIVATIVES

For the years ended December 31, 2008 and 2007, gains recorded on warrant derivatives were $2,286,474 compared to $643,937.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME (EXPENSE)

For the years ended December 31, 2008 and 2007, other income (expense), net was approximately $36,525 compared to other income of $21,213, respectively. The increase over the prior period was due to the adjustment of the retirement liability due to La Jolla Cove.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH EXPENSES EFFECTING THE COMPANYS NET (LOSS)

Non-cash related expense items of $1,548,251 and $1,985,133 are reflected in the years ended December 31,  2008 and  2007 respectively, consisted of the following items:

	YEAR ENDED
	DECEMBER 31,
	2008	2007

Depreciation and amortization	$166,308	$79,183
Stock compensation expense	89,920	208,913
Stock issuance for exchange of debt and other obligations	552,407	220,534
Stock issuance for interest conversion	-	8,903
Amortization of note discount & issue costs	439,358	614,016
Interest payable related to convertible debt	123,833	174,000
Loss on warrant and debt derivatives	176,425	679,584

TOTAL NON-CASH RELATED EXPENSES	$1,548,251	$1,985,133

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

At December 31, 2008, the Company had a working capital deficit of $7,534,123 as compared with a working capital deficit of $7,412,770 at December 31,  2007. The increase in working capital deficit of $121,353 consists primarily of the following:

     o    Increase in derivative liability of $176,425
     o    Decrease in warrant derivative liability of $(2,286,474)
     o    Increase in revolving line of credit of $878,159
     o    Increase in license agreement liability of $155,500

Net cash used for operating activities is $1,123,490 for the year ended December 31, 2008 compared to $1,495,417 for the year ended December 31, 2007. As a result, we experienced an increase in operating cash flows during 2008 as compared to 2007. This is primarily due to differences in the timing of our cash disbursements during the two years. During 2008, we were able to extend our payables, which were not paid until 2009. During 2007, we experienced a higher percentage of our payables during the third quarter of the year which were subsequently paid during the fourth quarter, resulting in an increase in cash from operations.

Net cash used for investing activities is $3,223 for the year ended December 31, 2008 compared to $15,772 for the year ended December 31, 2007.

Net cash provided by financing activities is $1,112,500 for the year ended December 31, 2008 compared to $1,491,483 for the year ended December 31, 2007. This decrease primarily consisted of proceeds from warrant exercise and convertible notes during 2007.  There were no proceeds from warrant exercise and convertible notes during 2008.  These proceeds were partially offset by payment for debt issue costs during 2007.

See financing transaction details

FINANCING TRANSACTIONS

The following is a discussion that summarizes the net financing and conversion activities for the years ended December 31,  2008 and  2007.

NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY

	YEAR ENDED
	DECEMBER 31,
	2008	2007

Private placement	$-	$-
Warrant exercise	-	253,360
Convertible debt financing	-	195,000

Revolving line of credit net of pay down	1,112,500	1,256,462

TOTAL FINANCING ACTIVITY	$1,112,500	$1,704,822

ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
	YEAR ENDED
	DECEMBER 31,
	2008	2007

Principal	$-	$420,000
Warrants issued A&B	-	10,000,000

CONVERSION SUMMARY
	YEAR ENDED
	DECEMBER 31,
	2008	2007

Principal and interest Converted	$1,304,671	$481,359
Shares converted	406,250,697	49,190,842
Average share conversion price	$0.003	$0.010

See Note 14 in the accompanying notes to the financial statements for additional detail.

COMMON STOCK

The following is a summary of transactions that had an impact on equity:

	YEAR ENDED DECEMBER 31,
	2008			2007
		AVERAGE			AVERAGE
	SHARES	SHARE		SHARES	SHARE
	ISSUED	PRICE	VALUE	ISSUED	PRICE	VALUE
Debt conversions	406,250,697	0.003	1,304,671	49,190,842	0.010	481,359
Issuance of stock in exchange for services	59,205,359	0.010	552,407	11,443,921	0.019	220,534
Stock to be issued in exchange for interest conversion	-	-	-	-	-	8,903
Warrant exercise	-	-	-	39,126,855	0.006	253,360
Warrant exercise cashless	-	-	-	23,971,458	-	-
Private placement	-	-	-	-	-	-
Liquidated damages	3,000,000	0.008	24,000	-	-	-
Shares in escrow	11,878,896	0.010	113,087	30,000,000	0.020	600,000
Total	480,334,952	0.004	1,994,165	153,733,076	0.013	1,564,156

REVOLVING CREDIT NOTE PAYABLE

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

The original Revolving Credit Note agreement has been amended fourteen times as of December 31, 2008. The amendments increased the maximum borrowing by the Company to an amount of $2,560,000.

Since inception the Company has borrowed $2,433,159 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $2,374,621 since inception. As of December 31, 2008 the Company has $185,379 available to borrow against in the future. All borrowings  are used to cover recurring operating expenses by the Company.

As of December 31, 2008 the outstanding principal amount owed to the Investors is $2,374,621. Interest accrued on the outstanding principal is $385,129 as of December 31, 2008.

See Note 12 in the accompanying notes to the financial statements for additional detail.

FUTURE CAPITAL OUTLOOK

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The losses through the year ended December 31, 2008 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees and licensing costs. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ONE VOICE TECHNOLOGIES INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
One Voice Technologies, Inc.

We have audited the accompanying balance sheets of One Voice Technologies, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity  and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Voice Technologies, Inc. at December 31, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at December 31, 2008. These factors raise substantial doubt about One Voice's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
Certified Public Accountants
San Francisco, California

May 11, 2009

ONE VOICE TECHNOLOGIES INC.
BALANCE SHEETS

	YEAR ENDED
	DECEMBER 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$666	$14,879
Accounts Receivable, net	95,840	87,528
Inventories	20,479	1,200
Prepaid expenses	41,130	33,886
TOTAL CURRENT ASSETS	158,115	137,493

Property and equipment, net	26,455	164,294
Patents and trademarks, net	26,024	51,273
TOTAL FIXED AND INTANGIBLE ASSETS	52,479	215,567

Deposits	4,732	22,180
Deferred debt issue costs	-	31,939
TOTAL ASSETS	$215,326	$407,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabiliteis:
Accounts payable	$539,562	$337,711
Accrued expenses	821,452	419,097
Settlement agreement liability	173,091	208,594
License agreement liability	1,267,500	1,112,000
Note payable	133,264	29,602
Debt derivative liability	1,805,482	1,629,057
Warrant derivative liability	31,266	2,317,740
Convertible notes payable, net	546,000
Revolving line of credit	2,374,621	1,496,462

TOTAL CURRENT LIABILITIES	7,692,238	7,550,263

LONG TERM LIABILITIES:

Note payable	67,742	169,070
Convertible notes payable, net	-	1,136,801
Deferred rent	-	2,721
TOTAL LIABILITIES	7,759,980	8,858,855

STOCKHOLDERS' DEFICIT:

Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock; $.001 par value, 1,290,000,000 shares authorized, 1,218,581,701 and 738,246,749 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,218,582	738,247
Additional paid-in capital	43,920,439	42,316,689
Escrow shares	(713,087)	(600,000)
Accumulated deficit	(51,970,588)	(50,906,612)
TOTAL STOCKHOLDERS' DEFICIT	(7,544,654)	(8,451,676)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$215,326	$407,179

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           ONE VOICE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2008	2007

Net Revenue	$646,862	$702,430
Cost of goods sold	(331,378)	392,581
Gross profit	315,484	309,849

General and administrative expenses	2,815,023	2,548,963
Net loss from operations	(2,499,539)	(2,239,114)

Other income / (expense)
Interest expense	(687,011)	(1,151,648)
Gain / (Loss) on warrant and debt derivatives	2,086,049	(679,584)
Other income, net	36,525	21,213
Total other income / (expense)	1,435,563	(1,810,019)

Net loss	(1,063,976)	$(4,049,133)

Basic loss per share	(0.01)	$(0.01)
Basic weighted average shares outstanding	968,727,217	661,398,000

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ONE VOICE TECHNOLOGIES INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

	COMMON STOCK		ADDITIONAL PAID IN	ESCROW		ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	SHARES		(DEFICIT)	(DEFICIT)
BALANCE AT DECEMBER 31, 2006	584,513,673	$585,327	$40,696,540	--		$(46,857,479)	$(5,575,612)

Issuance of common stock in connection for exchange of services rendered and other obligations	11,443,921	10,631	209,903				220,534

Issuance of common stock in connection with interest conversion	--	--	8,903				8,903

Cashless exercise of warrants	23,971,458	23,971	(23,971)				--

Exercise of warrants for cash	39,126,855	39,127	214,233				253,360

Expenses incurred in connection with stock option compensation	--	--	208,913				208,913

Conversion of debt to equity - Alpha Capital	30,465,592	30,466	210,267				240,733

Conversion of debt to equity - Bristol Investments	12,465,754	12,466	155,315				167,781

Conversion of debt to equity - Centurion Microcap	782,289	782	7,980				8,762

Conversion of debt to equity - Osher Capital	5,477,207	5,477	58,606				64,083

Escrow shares issued to La Jolla Cove Investors	30,000,000	30,000	570,000	(600,000)			--

Net loss for the year ended December 31, 2007						(4,049,133)	(4,049,133)

BALANCE AT DECEMBER 31, 2007	738,246,749	$738,247	$42,316,689	(600,000	) $	(50,906,612)	$(8,451,676)

Issuance of common stock in connection for exchange of services rendered and other obligations	59,205,359	59,205	493,202				552,407

Issuance of common stock in connection with liquidating damages	3,000,000	3,000	21,000				24,000

Expenses incurred in connection with stock option compensation	--	--	89,920				89,920

Conversion of debt to equity - Alpha Capital	100,833,362	100,833	119,167				220,000

Conversion of debt to equity - Bristol Investments	14,464,544	14,465	87,594				102,059

Conversion of debt to equity - Centurion Microcap	59,419,642	59,420	78,080				137,500

Conversion of debt to equity – Ellis International	36,934,523	36,935	113,065				150,000

Conversion of debt to equity - Osher Capital	29,115,501	29,115	70,885				100,000

Conversion of debt to equity – Whalehaven Capital	165,483,125	165,483	429,629				595,112

Escrow shares issued to La Jolla Cove Investors	11,878,896	11,879	101,208	(113,087)			--

Net loss for the year ended December 31, 2008						(1,063,976)	(1,063,976)

BALANCE AT DECEMBER 31, 2008	1,218,581,701	$1,218,582	$43,920,439	(713,087)		$(51,970,588)	$(7,544,654)

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ONE VOICE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS

YEAR ENDED
DECEMBER 31,
2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,063,976)	$(4,049,133)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	166,308	79,183
Amortization of debt discount and debt issue costs	439,358	941,912
(Gain) loss on debt derivative liability	176,425	1,372,562
(Gain) loss on warrant derivative liability	(2,286,474)	(490,568)
Common stock issued in exchange for services	552,407	220,534
Common stock issued for liquidated damages	24,000	-
Share based compensation expense	89,920	208,913
Issuance of common stock interest conversion	-	8,903
Gain on sale of equipment	-	(21,940)
License agreement (accounts payable converted into note payable)	155,500	138,000

CHANGES IN CERTAIN ASSETS AND LIABILITIES
Accounts receivable	1,402	11,583
Inventories	(19,278)	3,641
Prepaid expenses	(16,958)	(5,101)
Deposits	17,448	(3,515)
Accounts payable	204,096	47,229
Accrued expenses	474,556	193,082
Settlement agreement liability	(35,503)	(141,406)
Deferred rent	(2,721)	(9,296)
NET CASH USED IN OPERATING ACTIVITIES	(1,123,490)	(1,495,417)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,223)	(40,772)
Proceeds from sale of property & equipment	-	25,000
Purchase of intangible assets		-
NET CASH USED IN INVESTING ACTIVITIES	(3,223)	(15,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	-	253,360
Proceeds from convertible notes net of issue cost	-	195,000
Payment for debt issue cost	-	(202,405)
Proceeds from revolving credit line, net of repayment	1,112,500	1,256,462
Repayment of note payable	-	(10,934)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,112,500	1,491,483

Net increase (decrease) in cash	(14,213)	(19,706)
Cash and cash equivalents, beginning of period	14,879	34,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$666	$14,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$934
Income taxes paid	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of warrant derivative in connection with private placement and debt financing, initial valuation	-	$153,369
Beneficial conversion feature of convertible debt, initial valuation	-	$170,604
Common stock issued upon conversion of debt and interest	1,304,671	$481,359
Shares in escrow issued in connection with a legal settlement	113,087	$600,000
Note payable (accounts payable converted into note payable ST and LT)	-	$98,672

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ONE VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS and BASIS OF PRESENTATION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $51,970,588 and used cash from operations of $1,123,490 during the year ended December 31, 2008. The Company also has a working capital deficit of $7,534,123 of which $1,836,748 represents non-cash warrant and debt derivative liabilities.

The Company also has a stockholders' deficit of $7,544,654 as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ONE VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2008 and 2007, the Company had a reserve for doubtful accounts of 135,289 and zero, respectively. Additionally, at December 31, 2008, the Company determined that $13,850 of its accounts receivable were uncollectible.

INVENTORY
Inventory is stated the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis. Our inventory consists of our software products.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company's standard shipping terms, FOB The Company, title passes upon shipment to the customer. The Company ships a portion of its hardware and software products on consignment. Revenue for these products is recognized when title passes to the end consumer. These products are included in the Company’s inventory totals for the years ended December 31, 2008 and 2007.

Revenue is recognized on service contracts using the proportional-performance method. The Company uses the proportional-performance method when a service contract involves an unspecified number of acts over a fixed time period for performance.  Revenue is recognized over the period during which the acts will be performed by using the straight-line method.

TRADEMARKS AND PATENTS

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

ONE VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADEMARKS AND PATENTS  (CONTINUED)

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of December 31, 2008, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

CONVERTIBLE NOTES AND FINANCIAL INSTRUMENTS WITH EMBEDDED FEATURES

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

The Company’s convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock.

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

For the years ended December 31, 2008 and December 31, 2007, the estimated the estimated fair value of the Company's deferred debt issue cost were $0 and $31,939 respectively.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

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

The net income / (loss) per common share for the years ended December 31, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	YEAR ENDED
	DECEMBER 31,
	2008	2007

Numerator - basic and diluted	$(1,063,976)	$(4,049,133)

Denominator - basic or diluted
Weighted average common shares outstanding	968,727,217	661,398,000
Weighted average unvested common share shares subject to repurchase
	-	-

Total	968,727,217	661,398,000

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Potentially dilutive securities for years ended December 31, 2008 and 2007 are:

	YEAR ENDED
	DECEMBER 31,
	2008	2007
POTENTIALLY DILUTIVE SECURITIES:
Convertible debentures	5,389,809,783	287,615,893
Options	62,934,000	62,934,000
Warrants	275,906,909	276,052,744
Escrow shares	41,878,896	30,000,000
TOTAL ANTI-DILUTIVE SHARES	5,770,529,588	656,602,637

INCOME TAXES

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

In June  2007, the Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," on the uncertainty in income taxes recognized in an enterprise's financial statements.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and  provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2007, with earlier adoption permitted.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

Prior to January 1, 2006, The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

During the years ended December 31, 2008 and  2007, the Company recorded $89,920 and $208,913 respectively in non-cash charges for stock based compensation.

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions expected volatility of 115%, expected term of 5 years, risk-free interest rate of 4.74% and an expected dividend yield of 0%. The Black-Scholes option valuation model expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the  full contractual term of the options and warrants. The risk free interest rate is based on the U.S. Treasury notes for the expected life of the stock option.

STOCK WARRANT ACTIVITY

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model. Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants.

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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the years ended December 31, 2008 and 2007, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMITMENTS AND CONTINGENCIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15,  2008 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15,  2008. Also in June 2008, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.

This issue is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations ("SFAS 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has completed its evaluation and has concluded that SFAS 141 ( R )does not have an impact on the financial statements.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. PREPAID EXPENSES
	YEAR ENDED
	DECEMBER 31,
	2008	2007

Rents	$8,514	$9,736
Business and health insurance	8,971	172
Engineering	-	14,264
Assets held for use in 2009 Launch	23,645
Other	-	9,714
TOTAL	$41,130	$33.886

4. PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
	YEAR ENDED
	DECEMBER 31,
	2008	2007

Computer equipment	$731,281	$728,061
Website development	38,524	38,524
Equipment	1,565	1,562
Furniture and fixtures	9,430	9,430
Telephone equipment	5,365	5,365
Molds and tooling	120,214	120,215
TOTAL	906,379	903,157
(Less) accumulated depreciation	(879,924)	(738,863)
NET PROPERTY AND EQUIPMENT	$26,455	$164,294

	YEAR ENDED
	DECEMBER 31,
	2008	2007
Patents	$212,062	$212,062
Trademarks	243,259	243,259
Software licensing	1,145,322	1,145,322
Software development costs	1,675,601	1,675,601
TOTAL	3,276,244	3,276,244
Less accumulated amortization	(3,250,220)	(3,224,971)
NET INTANGIBLE ASSETS	$26,024	$51,273

Depreciation and amortization expense totaled $166,308 and $79,183 for the yearS ended December 31, 2008 and 2007, respectively.

5. DEFERRED DEBT ISSUE COSTS

These costs relate to obtaining and securing debt financing and financing agreements. These costs are amortized over the term of the debt agreement using the straight line method. During the year ended December 31, 2008, the Company  incurred expenses of $31,939 which were related to a convertible debt financing  agreement entered into dated September 7, 2007. Deferred debt issue costs have been fully amortized as of December 31, 2008.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. ACCRUED EXPENSES
	YEAR ENDED
	DECEMBER 31,
	2008	2007

Accrued salaries	$260,154	$17,594
Accrued vacation & 401k	101,468	82,006
Accrued interest	385,129	221,684
Accrued commission	1,026	-
Accrued taxes	25,917	-
Accrued payables (other)	47,758	97,813
TOTAL	$821,452	$419,097

7. SETTLEMENT AGREEMENT LIABILITY

On August 23,  2006, One Voice Technologies, Inc. (the "Company") entered into a Settlement Agreement and Mutual Release with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which we agreed with LJCI to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action"). LJCI received a judgment in its favor against the Company in connection with the Action whereby the Company owes LJCI an amount equal to $408,594.48 (the "Owed Amount"). Under the Settlement Agreement, the parties reached a final resolution with respect to such Owed Amount whereby (i) LJCI shall receive $200,000 within 15 days of the date of the Agreement and (ii) the difference between the Owed Amount and $200,000 shall be payable at a later date (the "Remaining Owed Amount"). The payment of the Remaining amount owed of $208,594 shall be made to LJCI in the following manner:

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

During the year ended December 31, 2008, the Company placed an additional 11,878,896  shares of the Company’s restricted common stock into Escrow, as related to this settlement agreement.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. LICENSE AGREEMENT LIABILITY

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

The second amendment to the License Agreement was entered into on February 1,  2007.

The following payment terms are as follows:

The  2006 past due amounts owed by the Company of $70,000 were allocated as follows:

o	The Company paid $20,000 on February 23,2008 to Philips.

o	The remaining balance of $50,000 is to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

o
During the period of January 1, 2008 thru December 31,  2008 the following payments will be allocated as follows: $6,000 isto be paid monthly by the Company to Philips Speech Processing. The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of December 31, 2008 the note payable balance due Philips Speech Processing was $1,267,500

9. SHORT TERM NOTE PAYABLE

On June 8, 2008 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods.

On August 8, 2003 the Company entered into a note payable in the amount of $100,000, with principal and interest at 8.0% per annum, due on August 8, 2008. As of December 31, 2008, the Company is on default on this note.

As of December 31, 2008 the short term note payable balance due Maguire Properties-Regents Square LLC. was $33,264, with the remaining balance classified as long term notes payable. The Company has not made any payments towards this note in 2008, but has continued to accrue interest at the stated rate of 10% per annum.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10. DEBT DERIVATIVE LIABILITY

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of December 31, 2008 the Company has incurred a net non-cash loss of $176,425 for the year ended December 31, 2008.

The liability valuation calculated at December 31, 2008 and 2007, resulted in the fair value of the debt derivative liability being $1,805,482 and $1,629,057 respectively.

11. WARRANT DERIVATIVE LIABILITY

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of December 31,  2008 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 96%, risk free interest rate of 3.07% and a remaining contractual life ranging from .28 years to 3.68 years.

As a result of the valuation conducted, the Company incurred a net non-cash gain of $2,286,474 for the year ended December 31,  2008.

The liability valuation calculated at December 31, 2008 and 2007, resulted in the fair value of the warrant derivative liability being $31,266 and $2,317,740, respectively.

12. REVOLVING CREDIT NOTE PAYABLE

On December 21, 2006, the Company completed a private placement pursuant to a Revolving Credit Note Agreement which the Company entered into with several institutional Investors, pursuant to which the Investors subscribed to advance up to a maximum amount of $640,000 bearing an interest rate of 7%. The term of the agreement shall be effective as of December 21,  2008 and shall be in full force and effect until the earliest to occur of (a) 12 months from December 21,  2006 (B) a date not less than thirty days after Lender gives notice of termination to the Company. In connection with the Revolving Credit Note Agreement, the Company also issued 20,000,000 shares of its common stock to the related investors. Interest shall be calculated daily on the outstanding principal balance due, and is to be reimbursed to the Investors a monthly basis. The reimbursement of the interest shall be in the form of the Company's restricted shares of common stock. The stock is to be valued at the month end stock closing price. The advances to the Company are to be based on an amount of up to 75% of the face value of the current and future invoices "Receivables" submitted for borrowing. All proceeds paid relating to the previously mentioned invoices are to be deposited into a lockbox [c1] account belonging to Investors. The lockbox proceeds are to be 100% applied towards any outstanding principal amount owed by the Company. On January 10, 2008 the lockbox was terminated and subsequently all future "Receivables" go directly to the Company and the Company is no longer obligated to apply any Receivables towards paying outstanding amount owed.  In addition, the Company's obligation to repay all principal and accrued and unpaid interest under the convertible notes is secured by the Company's assets pursuant to a certain Security Agreement dated February 16,  2006, which also secures the remaining unconverted principal amount of the Company's convertible notes in the aggregate amount of $1,114,220 which the Company issued on March 18, 2005, July 13, 2005, March 17,  2006 May 5,  2006, July 6,  2006 and August 29,  2006 to certain of the investors participating in this new private placement.

The original Revolving Credit Note agreement has been amended fifteen times since inception. The amendments increased the maximum borrowing by the Company to an amount of $2,560,000. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. REVOLVING CREDIT NOTE PAYABLE (CONTINUED):

The amendment provided an option to convert the outstanding balance into common shares of the Company's common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $2,433,159 against the revolving note. During the same period the Company paid $58,538 against the outstanding balance for a total net borrowing of $2,374,621 since inception. As of December 31,  2008 the Company has $185,379 to borrow against in the future. All borrowings are used to cover recurring operating expenses by the Company.

As of December 31, 2008 the outstanding principal amount owed to the Investors is $2,374,621. Interest accrued on the outstanding principal is $385,129 as of December 31, 2008.

13. LONG TERM NOTES PAYABLE

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,606. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of December 31,  2008 the long term note payable balance due Maguire Properties-Regents Square LLC. was $67,742 with the remaining balance classified as short term notes payable.

At December 31, 2008 and December 31, 2007 the principal balance on the non current notes payable was $67,742 and $169,070, respectively.

14. CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
	YEAR ENDED
	DECEMBER 31,
	2008	2007
Principal	$-	$420,000
Warrants issued A&B	-	10,000,000

CONVERSION SUMMARY

	YEAR ENDED
	DECEMBER 31,
	2008	2007
Principal Converted	$1,304,671	$481,359
Shares converted	406,250,697	49,190,842
Average share conversion price	$0.003	$0.010

During the years ended December 31, 2008 and 2007, $1,304,671 and $481,359 of  notes payable and accrued interest was converted into 406,250,697 and 49,190,842 shares of the Company's common stock at an average conversion price of $0.003 and $0.010 per share, respectively

On March 17, 2006, the Company completed a private placement pursuant to a Subscription Agreement which the Company entered into with several institutional investors, pursuant to which the investors subscribed to purchase an aggregate  principal amount of $700,000 in 6% secured convertible promissory notes and one Class A common stock purchase warrant for each one share which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. CONVERTIBLE NOTES PAYABLE SUMMARY (CONTINUED)

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

14. CONVERTIBLE NOTES PAYABLE SUMMARY (CONTINUED)

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

Refer to Note 7 in the accompanying notes to the financial statements for additional details on the Settlement Agreement Liability.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15. COMMON STOCK

The following is a summary of transactions that had an impact on equity:

	YEAR ENDED DECEMBER 31,
	2008			2007
		AVERAGE			AVERAGE
	SHARES	SHARE		SHARES	SHARE
	ISSUED	PRICE	VALUE	ISSUED	PRICE	VALUE

Debt conversions	406,250,697	0.003	1,304,671	49,190,842	0.010	481,359
Issuance of stock in exchange for services	59,205,359	0.009	552,407	11,443,921	0.019	220,534
Stock issued for liquidated damages	3,000,000	0.007	24,000	-	-
Stock to be issued in exchange for interest conversion	-	-	-	-	-	8,903
Warrant exercise	-	-	-	39,126,855	0.006	253,360
Warrant exercise cashless	-	-	-	23,971,458	-	-
Private placement	-	-	-	-	-	-
Shares in escrow	11,878,896	0.010	113,087	30,000,000	0.020	600,000
Total	480,334,952	0.004	1,994,165	153,733,076	0.013	1,564,156

CONVERTIBLE DEBT CONVERSION BY INVESTOR

During the year ended December 31, 2008, Alpha Capital converted $220,000 of notes payable and accrued interest into 100,833,362 shares of the Company's common stock at an average conversion price of $0.002.

During the year ended December 31, 2008, Bristol Investment Fund converted $102,059 of notes payable and accrued interest into 14,464,544 shares of the Company's common stock at an average conversion price of $0.007.

During the year ended December 31, 2008, Osher Capital Inc. converted $100,000 of notes payable and accrued interest into 29,115,501 shares of the Company's common stock at an average conversion price of $0.003.

During the year ended December 31, 2008, Centurion Microcap LP. converted $137,500 of notes payable and accrued interest into 59,419,642 shares of the Company's common stock at an average conversion price of $0.002.

During the year ended December 31, 2008, Whalehaven Fund, Limited converted $595,112 of notes payable and accrued interest into 165,483,125 shares of the Company's common stock at an average conversion price of $0.004.

During the year ended December 31, 2008, Ellis International Ltd. converted $150,000 of notes payable and accrued interest into 36,934,523 shares of the Company's common stock at an average conversion price of $0.004.

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

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15. COMMON STOCK (CONTINUED)

CONVERTIBLE DEBT CONVERSION BY INVESTOR

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

WARRANT EXERCISE FOR CASH

During the year ended December 31, 2008, there were no warrants exercised for cash.

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

During the year ended December 31, 2008, there were no warrants issued on a  cashless basis.

PRIVATE PLACEMENT

            During the years ended December 31, 2008 & 2007 the Company did not engage in any private placement activity.

ISSUANCE OF COMMON STOCK IN EXCHANGE OF SERVICES

During the year ended December 31, 2008 the Company issued 59,205,359 shares of its restricted common stock having a market value of $552,407 in exchange for services rendered.

During the year ended December 31, 2007 the Company issued 11,443,921 shares of its restricted common stock having a market value of$220,534 in exchange for services rendered.

SHARES IN ESCROW

On May 2, 2008 and August 23, 2007 the Company issued 11,878,896 and 30,000,000 shares of the Company's restricted common stock valued at $600,000 and 113,087, respectively. The shares were put into an  independent 3rd party escrow account on behalf of La Jolla Cov Investors Inc. These shares relate to a legal settlement on August 23, 2007 between the Company and La Jolla Cove Investors Inc.

Refer to Note 7 in the accompanying notes to the financial statements for additional details.

SHARES TO BE ISSUED IN EXCHANGE FOR INTEREST OWED

During the period of January 1, 2007 thru December 31,  2007 the investors elected to convert $8,903 in accrued interest related to the revolving credit note. Approximately 270,000 shares of the Company's restricted stock are to be issued. As of December 31, 2008 these shares have not yet been issued.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16. OTHER INCOME (EXPENSE)

Other income (expense) totaled $1,435,563 and ($1,810,019) for the years ended December 31, 2008 and 2007, respectively.

See details below.

OTHER INCOME / (EXPENSE) SUMMARY	YEAR ENDED DECEMBER 31,
	2008	2007
Interest expense	$(687,011)	$(1,151,648)
Gain / (Loss) on warrant and debt derivatives	2,086,049	(679,584)
Other income	36,525	21,213
Total other income / (expense)	$1,435,563	$(1,810,019

INTEREST EXPENSE

INTEREST EXPENSE SUMMARY	YEAR ENDED DECEMBER 31,
	2008	2007
Debt issue cost	$31,939	$357,896
Discount amortization	407,419	614,016
Interest	247,653	174,000
Other / penalties		5,736
TOTAL	$687,011	$1,151,648

For years ended December 31, 2008 and 2007, interest expense was $687,011 compared to $1,151,648, respectively. The decrease of $464,637 or 40% between the two periods was due to:

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

For the years ended December 31, 2008 and 2007, interest expense related to debt issue costs was $31,939 compared to $357,896.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the years ended December 31, 2008, and 2007, interest expense related to the amortization of discount was $407,419 compared to $614,016.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the years ended December 31, 2008 and 2007.

For the years ended December 31, 2008 and 2007, interest expense related to notes payable and convertible notes payable was $247,653 compared to $174,000.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16. OTHER INCOME (EXPENSE) (CONTINUED)

4. Other / misc. interest expense for the years ended December 31, 2008 and 2007, was approximately $0 compared to $5,736.

(LOSS) ON DEBT DERIVATIVES

For the years ended December 31, 2008 and 2007, losses recorded on debt derivatives were ($176,425) and ($1,323,521).

See Note 10 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

GAIN ON WARRANT DERIVATIVES

For the years ended December 31, 2008 and 2007, gains recorded on warrant derivatives were $2,286,474, compared to $643,937.

See Note 11 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME

For the years ended December 31, 2008 and 2007, other income was $36,525 compared  to $21,213 in 2007 The increase over the prior period was due to an adjustment to  the fair value of the settlement liability, due to additional shares put in Escrow  during 2008. See note 7 for further discussion of this settlement transaction.

17. INCOME TAXES

At December 31, 2008 and 2007 the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $42,934,000and $40,375,000 respectively, for Federal income tax purposes. It also had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $39,276,000 and $36,716,000 for state purposes at December 31, 2008 and 2007 respectively. The Federal and state net operating loss carryforwards will begin expiring in 2018 and 2009, respectively. The carry forward may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
Expected tax provision (benefit) at statutory rates	(1,063,176)	$(4,048,333)
Taxes at federal statutory rate	(361,480)	(1,375,433)
Meals & Entertainment	1,960	951
Change in valuation allowance	504,703	1,698,161
Derivative liability (gain) / loss	-	-
Stock based compensation	-	-
Prior period adjustments	-	(82,327)
State taxes, net of federal benefit	(62,858)	(240,352)
Amortization of note discount	-	-

TOTALS	(980,850)	$(4,047,333)

The provision (benefit) for income taxes in 2008 and 2007 consist of the following:
	DECEMBER 31,	DECEMBER 31,
	2008	2007
CURRENT:
Federal	$--	$--
State	800	800
TOTALS	800	800
DEFERRED:
Federal	$--	$--
State	$--	$--
TOTALS	$--	$--

TOTALS	$--	$--

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax asset and liabilities as of December 31, 2008 and 2007 are shown below:

	DECEMBER 31,	DECEMBER 31,
	2008	2007

DEFERRED TAX ASSETS:
Accrued vacation	$21,152	$35,263
Stock compensation expense	128,498	104,069
Derivative liability	(604,780)	187,744
Note discount	397,689	264,027
Deferred rent	(5,167)	1,170
Net operating loss	17,904,455	17,031,838
Depreciation and amortization	21,112	207,238
TOTALS	17,862,959	17,831,363
DEFERRED TAX LIABILITIES:
Deferred state taxes	(156,743)	(1,179,860)
Gain on disposal of asset	(9,433)	(11,684)
Fixed assets	--	--
TOTALS	(166,176)	(1,191,543)

Deferred tax asset (liability)	17,696,783	16,639,820
Valuation allowance	(17,696,783)	(16,639,820)

NET DEFERRED TAX ASSET (LIABILITY)	$--	$--

The reconciliations of the Federal income tax rate to our effective tax rate as of December 31, 2007 and 2006 are as follows:

	DECEMBER 31,	DECEMBER 31,
	2008	2007
Federal income tax rate	34.0%	34.0%
Increase (reduction) in taxes:
State and local income taxes, net of Federal tax benefits	5.9	5.9
Non-deductible entertainment	0.0	0.0
Derivative gain	0.0	0.0
Stock based compensation	0.0	0.0
Amortization of note discount	0.0	0.0
Prior period adjustments	2.0	2.0
Change in deferred tax asset valuation allowance	(41.9)	(41.9)
Effective tax rate	0.0%	0.0%

18. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under leases that expire at various times through 2010. The following is a schedule, by year, of future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of December 31, 2008:

2009	$109,618
2010	112,960
$222,578

Rent expense including parking, net of sublease income, amounted to $130,543 and $147,738 for the years ended December 31, 2008 and 2007 respectively.

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

The Company applies SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock- Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

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

A total of 1,500,000 options were terminated during the year ended December 31, 2008.

The total intrinsic value of vested options relating to employee and director compensation at December 31, 2008. The intrinsic value of $0 is due to the closing stock price at December 31, 2008 of $0.0010 being lower than any vested option grant price.

For the years ended December 31, 2008 and 2007, there was approximately $89,920 and $208,913 of total compensation expense recorded by the Company related to share-based compensation.

As of December 31, 2008, there was approximately $43,200 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors. The entire $43,200 is expected to be recognized throughout 2009.

The Company’s closing stock price reported by NASDAQ listed under symbol ONEV at December 31,2008 was $0.001 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary of the activity for the two stock compensation plans adopted by the Company as of December 31, 2008.

	YEAR ENDED DECEMBER 31, 2008
	NUMBER OF SHARES	NUMBER OF SHARES	NUMBER OF SHARES AVAILABLE
	AUTHORIZED	OUTSTANDING	FOR GRANT
Year 1999 plan	3,000,000	3,000,000	--
Year 2005 plan	60,000,000	59,934,000	66,000
TOTAL	63,000,000	62,934,000	66,000

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity and related information is as follows for the year ending December 31, 2008 and 2007, respectively.
	YEAR ENDED DECEMBER 31,
	2008		2007
		WEIGHTED		WEIGHTED
	NUMBER OF	AVERAGE	NUMBER OF	AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE
	OUTSTANDING	PRICE	OUTSTANDING	PRICE
Outstanding at beginning of year	62,934,000	$0.054	58,059,000	$0.060
Options granted	-	N/A	15,000,000	0.019
Options exercised	-	N/A	0	N/A
Options terminated	(1,500,000)	N/A	(10,125,000)	N/A
OPTIONS OUTSTANDING AT END OF YEAR	61,434,000	0.054	62,934,000	0.054
OPTIONS EXERCISABLE AT END OF YEAR	56,600,667	$0.017	37,420,111	$0.079

The following table summarizes the number of options authorized by the plan and available for distribution as of December 31,2008 and 2007, respectively.
	YEAR ENDED DECEMBER 31,
	2008	2007
	NUMBER OF	NUMBER OF
	SHARES	SHARES
Beginning options available for grant	66,000	4,941,000
Add: Additional options authorized	-	-
Less: Options granted	-	(15,000,000)
Add: Options terminated	1,500,000	10,125,000
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION	1,566,000	66,000

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2008 and  2007, respectively. All of these options relate to employees, directors, and contractor compensation as of December 31, 2008 and 2007:

	FOR THE YEAR ENDED DECEMBER 31, 2008
	TOTAL OUTSTANDING			TOTAL EXERCISABLE
		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
		EXERCISE			EXERCISE
PRICE RANGE	# OF SHARES	PRICE	LIFE	# OF SHARES	PRICE	LIFE
$6.08 - $ 12.80	240,000	$7.158	2.63	240,000	$7.158	2.63
$0.32 - $2.00	694,000	0.867	3.53	694,000	0.867	3.53
$0.016 - $0.19	60,500,000	0.017	7.23	54,666,667	0.017	7.57
TOTAL	61,434,000	$0.054	7.17	56,600,667	$0.054	7.46

	FOR THE YEAR ENDED DECEMBER 31, 2007
	TOTAL OUTSTANDING			TOTAL EXERCISABLE
		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
		EXERCISE			EXERCISE
PRICE RANGE	# OF SHARES	PRICE	LIFE	# OF SHARES	PRICE	LIFE
$6.08 - $ 12.80	240,000	$7.158	2.63	240,000	$7.158	2.63
$0.32 - $2.00	694,000	0.867	3.53	694,000	0.867	3.53
$0.016 - $0.19	62,000,000	0.017	7.23	36,486,111	0.017	7.57
TOTAL	62,934,000	$0.054	7.17	37,420,111	$0.079	7.46

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

19. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of December 31, 2008 and 2007, and changes during the period ended December 31, 2008 and 2007, respectively is presented below:

	YEAR ENDED DECEMBER 31, 2008
		WEIGHTED
		AVERAGE
		GRANT-DATE
NON VESTED OPTIONS RELATING TO EMPLOYEE, CONSULTANTS AND DIRECTOR COMPENSATION	SHARES	FAIR VALUE
Outstanding at beginning of year	25,513,889	$0.016
Options granted	-	N/A
Options exercised	-	N/A
Options vested	(19,180,556)	0.005
Options terminated	(1,500,000)	0.016

NON-VESTED AT END OF YEAR 2008	4,833,333	$0.009

	YEAR ENDED DECEMBER 31, 2007
		WEIGHTED
		AVERAGE
		GRANT-DATE
NON VESTED OPTIONS RELATING TO EMPLOYEE, CONSULTANTS AND DIRECTOR COMPENSATION	SHARES	FAIR VALUE
Outstanding at beginning of year	58,059,000	$0.060
Options granted	15,000,000	0.019
Options exercised	-	N/A
Options vested	(37,420,111)	0.089
Options terminated	(10,125,000)	0.016

NON-VESTED AT END OF YEAR 2007	25,513,889	$0.016

In addition to the assumptions as described below, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

Expected dividend yield	0.00%
Expected volatility	113.00%
Average risk-free interest rate	4.74%
Expected life (in years)	2.16-8.07

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

On July 14, 1999, the Company adopted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of3,000,000 options (Amendment to increase the available shares from 1,500,000 to 3,000,000 approved by the shareholders in December 2001) and approved by the shareholders may be granted to purchase common stock of the Company. On July 29, 2005 the Company adopted the 2005 Stock Incentive Plan and reserved 60,000,000 shares of the Company's common stock for issuance under the 2005 Plan.

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

Warrants: The Company generally grants stock warrants to directors and consultants at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire 10 years following the initial grant date. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

ONE VOICE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

19.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

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

20. WARRANTS

As a normal business practice, the Company grants warrants to Investors who participate in the financing of the Company. Warrants issued are an additional incentive to the Investors and also provide additional cashflow for the Company upon exercise.

At December 31, 2008, the Company had warrants outstanding that allow the holders to purchase up to 5,906,909 shares of common stock.

At December 31, 2008, the weighted average remaining contractual life of the warrants was approximately 25 months.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2008 and 2007 are as follows:

	YEAR ENDED DECEMBER 31,
	2008		2007
		WEIGHTED AVERAGE		WEIGHTED AVERAGE
		EXERCISE		EXERCISE
	NUMBER	PRICE	NUMBER	PRICE
Outstanding at beginning of year	276,052,744	$0.02	339,979,838	$0.02
Warrants granted	-	N/A	10,000,000	N/A
Warrants exercised / forfeited-	-	0.005	(73,693,757)	0.01
Warrants terminated	(145,835)	N/A	(233,337)	N/A
WARRANTS OUTSTANDING AT END OF THE YEAR	5,906,909	$0.016	276,052,744	$0.02
WARRANTS EXERCISABLE AT END OF THE YEAR	5,906,909	$0.016	276,052,744	$0.02

During the year ended December 31, 2008 no warrants were issued or exercised.

During the years ended December 31, 2008 and 2007, the Company issued zero and 10,000,000 warrants to Stockholders, respectively.

21. SUBSEQUENT EVENTS

●	CONVERTBLE DEBT CONVERSIONS Subsequent to December 31, 2008, accredited investors converted $60,709 of convertible debt and accrued interest into 60,709,252 shares of the Company’s common stock

●
AMENDMENTS OF LOAN AGREEMENT AND REVOLVING CREDIT NOTE

Subsequent to December 31, 2008, the Company entered into the 15th, 16th, and 17th amendments of the original Loan Agreement and Revolving Credit Note dated December 21, 2006, with Alpha Capital Anstalt and Whalehaven Capital Fund Limited. The amendments state that in the aggregate, the principal sums as defined in the preamble of the notes issued to Alpha Capital Anstalt and Whalehaven Capital Fund Limited shall be amended to $1,206,000 and $1,416,500, respectively.

21. SUBSEQUENT EVENTS (CONTINUED)

●
OFFICE LEASES

Subsequent to December 31, 2008, the Company entered into a lease for office space, commencing March 1, 2009 and extending for 6 months, with an automatic renewal for another 6 months upon expiration of the initial term. This lease requires monthly rental payments of $2,700, which will increase by 3 1/2% upon extension for an additional 6 months. Concurrent with entering into this new lease, the Company terminated its existing lease, with no penalty incurred and no future rental payments due.

On April 14, 2009, the Company filed a Definitive Proxy Statement on Schedule 14A which was subsequently mailed to all shareholders of record as of April 8, 2009, giving notice of a Special Meeting of Stockholders to be held on May 22, 2009 (the “Special Meeting”).  At the Special Meeting, stockholders of record will be asked to vote upon a proposal to amend the Articles of Incorporation to implement a reverse stock split of the Company’s common stock, par value $01.001 per share, at a ratio of one for twenty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years and the subsequent interim periods through March 31, 2008, there were no disagreements with the current accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective of ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of One Voice Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

o
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is have material weaknesses and ineffective controls  based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

9B. ITEM OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE

GOVERNANCE; COMPLIANCE WITH SECTION 16 A. OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Dean Weber	46	Chairman of the Board, President, Chief Executive Officer, Interim Chief Financial Officer and Director and Secretary

Bradley J. Ammon	44	Director

Rahoul Sharan	46	Director

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

The Audit Committee has reviewed our audited financial statements for the fiscal Year  2008 and has discussed them with management.

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

The Audit Committee, based on the review and discussions above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
 2008 for filing with the Securities and Exchange Commission.

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

DIRECTOR COMPENSATION

Non-employee directors receive $1,000 for each Board of Directors meeting attended. The Company will pay all out-of-pocket expenses of attendance. No compensation was paid out in the year 2008.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2008, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, we believe that during the year ended December 31,  2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salaray ($)	Bonus Commissions ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Penstion Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean Weber	2008	$340,000	--	--	$--		--	--	--	$340,000
CEO, President	2007	$340,000	$15,967	--	$69,292	(1)	--	--	--	$425,259

(1)    On September 12, 2007, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 8,000,000 common stock options. To date One Voice Technologies recorded stock compensation expense of $69,292.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock under the Company's 2005 Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2008 and 2007 respectively.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(1) Dean Weber CEO, President	24,000,000	--	--	$0.016	01/24/2016	--	--	--	--

(2) Dean Weber CEO, President	5,333,333	2,666,667	--	$0.0185	09/12/2012	--	--	--	--

(1)    On January 24,  2006, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 24,000,000 common stock options. To date One Voice Technologies has recorded stock compensation expense of $193,576.

(2)    On September 12,  2007, One Voice Technologies issued Dean Weber, CEO and President of One Voice Technologies Inc. 8,000,000 common stock options. To date One Voice Technologies has recorded stock compensation expense of $69,292.

The above options carry vesting date's as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31,  2008.

Change in
Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred	All Other
	or Paid in	Stock	Option	Compensation	Compensation	Compensation
Name	Cash ($)	Awards ($)	Awards ($)	($)	Earnings	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rahoul Sharan	--	(1)	$3,850	--	--	--	$3,850

Brad Ammon	--	(2)	$3,850	--	--	--	$3,850

(1)  On September 12, 2007, One Voice Technologies issued Rahoul Sharan a member of the Board of Directors of One Voice Technologies Inc. 1,000,000 common stock options. During 2008, One Voice Technologies has recorded a total stock compensation expense of $3,850 related to these options.

(2)  On September 12, 2007, One Voice Technologies issued Brad Ammon a member of the Board of Directors of One Voice Technologies Inc. 1,000,000 common stock options. During 2008, One Voice Technologies has recorded a total stock compensation expense of $3,850. Related to these options

At December 31, 2008, aggregate stock option awards outstanding, as issued to the two above directors, was 8,585,000. The grant date fair value of these options totaled $695,188. The expense related to the portion of these options that remained unvested at December 31, 2008 was $5,774, all of which is expected to be recognized in expense during 2009.

EMPLOYMENT AGREEMENTS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31,  2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o One Voice Technologies, Inc., 7825 Fay Avenue,  Suite 200, La Jolla, California 92037.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31,  2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2008 have been exercised and converted.

Note: Applicable percentage ownership is based on 738,246,749 shares outstanding as of December 31,  2008 and 558,364,818 fully diluted shares assuming 100% convertible debt conversion and the exercise of 100% of warrants and options currently held for a total of 1,296,611,567 shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions during the year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES UPDATE

AUDIT FEES

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as its independent auditors to perform the audit of the Company's financial statements for the year 2008. The estimated audit fees for the audit of the 2008 financial statements are $51,000 with an additional fee of between $5000 and $10,000 related to a review of the internal controls "SOX 404". During the year 2008 the Company also incurred fees of approximately $36,000 relating to the filing of form’s 10QSB for Q1, Q2 and Q3 2008.

AUDIT RELATED FEES

During the year  2008 the company incurred fees of approximately $9,000 by PMB that related to the filing of Form POS AM (Post Effective Amendment to Form SB-2).

TAX FEES

The estimated fees for the year 2008 for tax products and services related to preparation of Company's 2008 state and federal tax returns provided by Burt R. Shapiro Accountancy Corp. is $7,500.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2008 and 2007 Financial Statements was performed by persons other than full-time, permanent and employees of PMB.

The Board of Directors have reviewed and approved 100% the above service agreements

ITEM 15. EXHIBITS

NO DESCRIPTION

PLANS OF ACQUISITION

2.1 Merger Agreement and Plan of Reorganization with Conversational Systems, Inc. dated June 22, 1999.

ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation of Belridge Holdings Corp. filed with the Nevada Secretary of State on August 23, 1995 (incorporated by reference to Exhibit 3(i) to our Form 10-SB filed October 7, 1999).

3.2 Certificate of Amendment of Articles of Incorporation of Belridge Holdings Corp. changing its name to Dead On, Inc. (incorporated by reference to Exhibit 3(i) to our Form 10-SB filed October 7, 1999). The Certificate originally filedon September 25, 1998, was canceled and re-filed with the Nevada Secretary of State on June 10, 1999.

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

10.2 Consulting Agreement with KJN Management Ltd. For the services of James Hadzicki dated July 14, 1999 (incorporated by reference to Exhibit 10 to our Form 10-SB, filed October 7, 1999). This agreement was amended on April 10, 2000, to increase the annual consulting fee to $180,000. On November 8,  2007 the agreement was mutually terminated.

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

MATERIAL CONTRACTS (CONTINUED)

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

10.31 Subscription Agreement dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.32 Form of Convertible Note dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.33 Form of Class A Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.34 Form of Class B Warrant dated August 18, 2004 (incorporated by reference to our registration statement on Form SB-2 filed September 7, 2004)

10.35 Subscription Agreement, dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.36 Fund Escrow Agreement dated October 28, 2004, by and among One Voice Technologies, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., Momona Capital Corp., and Grushko & Mittman, P.C. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.37 Form of Convertible Note issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.38 Form of Class A Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.39 Form of Class B Share Purchase Warrant issued to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Ellis International Ltd., and Momona Capital Corp. (incorporated by reference to our current report on Form 8-K filed November 9, 2004)

10.40 Subscription Agreement, dated March 18, 2005, by and among One Voice Technologies, Inc. and the investors named on the signature pages thereto. (incorporated by reference to our current report on Form 8-K filed March 24, 2005)

MATERIAL CONTRACTS (CONTINUED)

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

Date: May 18, 2009	By:	/s/ Dean Weber
Dean Weber, President, Chief Executive Officer
(Principal Executive Officer), interim Chief Financial Officer
(Principal accounting and financial officer),
Chairman of the Board and Secretary

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Dean Weber	President, Chief Executive Officer	May 18 2009
Dean Weber	(Principal Executive Officer),
interim Chief Financial Officer
(Principal accounting and financial officer),
Chairman of the Board and Secretary

/s/ Rahoul Sharan	Director	May 18, 2009
Rahoul Sharan

/s/ Bradley J. Ammon	Director	May 18, 2009
Bradley J. Ammon