Form 10-Q
period 2009-03-31
ONE VOICE TECHNOLOGIES INC
filed 2009-05-20
CIK 1096088

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

COMMISSION FILE NUMBER 0-27589

ONE VOICE TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	95-4714338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7825 Fay Avenue, Suite 200, La Jolla CA 92037
 (Address of principal Executive Offices) (Zip Code)

(866) 823-1432	(858) 754-1276
(Issuer's Telephone Number)	(Issuer's Facsimile Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK-$.001 PAR VALUE
 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    [_]     No   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filed," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]      Accelerated filer [_]     on-accelerated filer [_]     Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of May 20, 2009 the registrant had 1,290,000 shares of common stock, $.001 par value, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

One Voice Technologies, Inc
Balance Sheet

	March 31, 2009	December 31, 2008
Assets	(UNAUDITED)	(AUDITED)

Current Assets
Cash and cash equivalents	$-	$666
Accounts receivable, net	70,937	95,840
Inventories	20,329	20,479
Prepaid expenses	32,160	41,130
Total Current Assets	123,426	158,115

Fixed and Intangible assets
Property and Equipment, net of accumulated depreciation	22,262	26,455
Intangible assets, net of accumulated amortization	21,101	26,024
Total Fixed and Intangible Assets	43,363	52,479

Other Assets
Deposits	4,732	4,732
Total Other Assets	4,732	4,732

Total Assets	$171,521	$215,326

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$551,154	$539,562
Accrued expenses	908,917	821,452
Settlement agreement liability	137,400	173,091
License agreement liability	1,302,000	1,267,500
Current notes payable	176,471	133,264
Debt derivative liability	1,767,342	1,805,482
Warrant derivative liability	128,064	31,266
Convertible notes payable, net	546,000	546,000
Revolving line of credit	2,493,508	2,374,621

Total Current Liabilities	8,010,856	7,692,238

Long term notes payable	24,535	67,742
Total Liabilities	8,035,391	7,759,980

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 1,290,000,000 shares authorized; 1,290,000,000 and 1,218,581,701 issued and outstanding as of March 31, 2009 and December 31, 2008 respectively	1,290,000	1,218,582
Additional paid-in capital	43,934,875	43,920,439
Escrow Shares	(713,087)	(713,087)
Accumulated deficit	(52,375,658)	(51,970,588)
Total Stockholders' Deficit	(7,863,870)	(7,544,654)

Total Liabilities and Stockholders' Deficit	$171,521	$215,326

THE ACCOMPANYING CONDENSED NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc
Statements of Operations
UNAUDITED

	THREE MONTH ENDED
	MARCH 31,
	2009	2008
Revenue
Net Revenue	$81,316	$188,753
Cost of good sold	53,614	94,926

Gross profit	27,702	93,827

Operating Expenses

Selling, general and administrative	350,478	749,536
Research and development	-	-

Total Operating Expenses	350,478	749,536

Loss from Operations	(322,776)	(655,709)

Other Income (Expense)
Interest expense	(59,327)	(254,754)
Gains (loss) from change in derivative liability	(58,658)	1,301,754
Other income (expense)	35,691	-

Total Other Income (Expense)	(82,294)	1,047,000

Net income before taxes	(405,070)	391,291

Income taxes	-	(800)

NET INCOME	$(405,070)	$390,491

Income Per Share
Basic and diluted	$(0.00)	$0.00

Number of shares used in calculation of loss per share
Basic and diluted	1,267,799,716	753,124,000

THE ACCOMPANYING CONDENSED NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc
Statements of Cash Flows
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(405,070)	$390,491
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,116	134,069
Debt issue costs and debt discount amortization	-	200,768
(Gain) loss on debt derivative liability	(38,140)	(399,379)
(Gain) loss on warrant derivative liability	96,798	(926,375)
Common stock issued for services rendered	-	47,405
Common stock issued for liquidated damages	-	24,000
Stock based compensation	14,436	46,187
Non cash interest expense	-	-
Settlement liability	(35,691)	-
License agreement liability	34,500	40,500

Changes in certain assets and liabilities
Accounts receivable	24,903	(17,213)
Inventory	150	(1,319)
Prepaid expenses	8,970	(30,335)
Accounts payable	11,593	(2,173)
Accrued expenses	94,271	27,886
Deferred rent	-	609

Net Cash Used in Operating Activities	(184,164)	(464,879)

Cash Flows from Financing Activities:
Proceeds from revolving line	183,498	450,000

Net Cash Provided by Financing Activities	183,498	450,000

Net Increase (Decrease) in Cash and Cash Equivalents	(666)	(14,879)
Cash and Cash Equivalents - Beginning of Year	666	14,879

Cash and Cash Equivalents - End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$800

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Common stock issued upon conversion of debt	$71,418	$249,582

THE ACCOMPANYING CONDENSED NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS

One Voice Technologies, Inc. is a voice recognition technology company with over $43 million invested in Research and Development and deployment of products in both the telecom and PC multi-media markets. To date, our customers include: Telefonos de Mexico, S.A.B. de C.V. (TELMEX), Intel Corporation, Inland Cellular, Nex-Tec Wireless and several additional telecom service providers throughout the United States. Our telecom solutions allow business and consumer phone users to Voice Dial, Group Conference Call, Read and Send E-Mail and Instant Message, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with reading and sending e-mail messages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video.We feel we are strongly positioned across these markets with our patented voice technology.

The Company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol ONEV. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS:

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2009, and results of operations for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $52,375,658 and used cash from operations of 184,164 during the three months ended March 31, 2009.  The Company also has a working capital deficit of $7,887,430 of which $1,895,406 represents non-cash warrant and debt derivative liabilities.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also has a stockholders' deficit of $7,863,870 as of March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of 174,952 and 135,289, respectively.

CONCENTRATION OF CUSTOMER

The Company generated  82% of total revenues from three major customers in the period ended March 31, 2009.  The accounts  receivable balance for these customers at March 31, 2009 represented 77% of the total net accounts receivable.

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

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of March 31, 2009, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

See notes 9 and 10 in the accompanying footnotes to the financial statements for additional details.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED DEBT ISSUE COST

The costs relating to obtaining and securing debt financing are capitalized and expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the three months ended March 31, 2009 and year ended December 31, 2008, the Company has no deferred debt issue costs outstanding.

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

The net (loss) per common share for the three months ended March 31, 2009 and 2008 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

NUMERATOR - basic net income (loss)	$(405,070)	$390,491
DENOMINATOR- BASIC
Weighted average common shares outstanding	1,267,799,716	753,124,000
DENOMINATOR-DILUTIVE
Weighted average common shares outstanding	--	851,252,000

TOTAL BASIC AND DILUTED SHARES	1,267,799,716	1,604,376,000

NET INCOME (LOSS) PER SHARE- BASIC	$(0.00)	$0.00

NET INCOME (LOSS) PER SHARE- DILUTED	$(0.00)	$0.00

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE (CONTINUED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
POTENTIAL DILUTIVE COMMON SHARES:

Convertible debentures	2,963,487,784	144,543,651
Options	61,434,000	55,459,000
Warrants	262,923,939	331,979,838
Escrow shares	41,878,896	0

TOTAL POTENTIAL DILUTIVE SHARES	3,287,845,723	531,982,489

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2009 and 2008, the Company recorded $14,436 and $46,187 respectively, in non-cash charges for stock based compensation.

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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the three months ended March 31, 2009 and 2008, the Company's comprehensive income (loss) had equaled its net income (loss). Accordingly, a statement of comprehensive loss is not presented.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

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

ONE VOICE TECHNOLOGIES INC.
CONDENSED  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. PREPAID EXPENSES

	THREE MONTHS ENDED March 31, 2009	YEAR ENDED December 31, 2008

Rents	8,514	8,514
Business and health insurance	--	8,971
Assets held for use in 2009 launch	23,646	23,645
TOTAL	$32,160	$41,130

4. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

	THREE MONTHS ENDED March 31, 2009	YEAR ENDED December 31, 2008
Computer equipment	731,281	731,281
Website development	38,524	38,524
Equipment	1,565	1,565
Furniture and fixtures	9,430	9,430
Telphone equipment	5,365	5,365
Molds and tooling	120,217	120,214
TOTAL	906,382	906,379
Less accumulated depreciation	(884,120)	(879,924)
NET PROPERTY AND EQUIPMENT	$22,262	$26,455

	THREE MONTHS ENDED March 31, 2009	YEAR ENDED December 31, 2008
Patents	212,062	$212,062
Trademarks	243,259	243,259
Software licensing	1,145,322	1,145,322
Software development costs	1,675,601	1,675,601
TOTAL	3,276,244	3,276,244
Less accumulated amortization	(3,255,143)	(3,250,220)
NET INTANGIBLE ASSETS	$21,101	$26,024

Depreciation and amortization expense totaled $9,116 and $134,069 for the three months ended March 31, 2009 and 2008, respectively.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. ACCRUED EXPENSES

	THREE MONTHS ENDED March 31, 2009	YEAR ENDED December 31, 2008

Accrued salaries	$283,094	$260,154
Accrued vacation & 401k	106,273	101,468
Accrued interest	437,651	385,129
Accrued commission	1,026	1,026
Accrued taxes	28,460	25,917
Bank overdraft	4,580	--
Accrued payables (other)	47,833	47,758
TOTAL	$908,917	$821,452

6. SETTLEMENT AGREEMENT LIABILITY

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

•
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

•
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

•
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

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SETTLEMENT AGREEMENT LIABILITY (CONTINUED)

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

The amendment also included a revised payment schedule of the minimum royalty payment obligation due that provided for semi-annual payments of $250,000 (due on March 31th and December 31st of each year). In lieu of scheduled payments, in May, 2003, based on a verbal agreement with the Company and Philips, the Company began making monthly payments of $15,000, of which $10,000 is being applied against the remaining minimum royalty payment due and $5,000 is being applied as interest.

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

As of March 31, 2009 the note payable balance due Philips Speech Processing was $1,302,000.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. SHORT TERM NOTE PAYABLE

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

As of March 31, 2009 the short term note payable balance due Maguire Properties-Regents Square LLC was $76,471 with the remaining balance classified as long term notes payable. The Company has not made any payments towards this note, but has continued to accrue interest at the stated rate of 10% per annum.

On August 8, 2003 the Company entered into a note payable in the amount of $100,000 with an interest rate of 8% per annum. The note matured on August 8, 2008, but remains outstanding in full at March 31, 2009 .  As of March 31, 2009, the Company is on default on this note.

9. DEBT DERIVATIVE LIABILITY

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

     o    Beneficial conversion features
     o    Early redemption option
     o    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of March 31, 2009 the Company has incurred a net non-cash gain of $38,140 for the three months ended March 31, 2009.

The liability valuation calculated at March 31, 2009 and December 31, 2008, resulted in the fair value of the debt derivative liability being $1,767,342 and $1,805,482 respectively.

10. WARRANT DERIVATIVE LIABILITY

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of March 31, 2009 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 79%, risk free interest rate of 2.91% and a remaining contractual life ranging from .014 years to 3.19 years.

As a result of the valuation conducted, the Company incurred net non-cash (loss) of ($96,798) for the three months ended March 31, 2009.

The liability valuation calculated at March 31, 2009 and December 31, 2008, resulted in the fair value of the warrant derivative liability being $128,064 and $31,266, respectively.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. REVOLVING CREDIT NOTE PAYABLE

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

The original Revolving Credit Note agreement has been amended seventeen times since inception. The amendments increased the maximum borrowing by the Company to an amount of $2,851,000. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

The amendment provided an option to convert the outstanding balance into shares of the Company's restricted common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

Since inception the Company has borrowed $2,851,000 against the revolving note. During the same period the Company paid $357,492 against the outstanding balance for a total net borrowing of $2,493,508 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of March 31, 2009 the outstanding principal amount owed to the Investors is $2,493,508. Interest accrued on the outstanding principal is $255,546 as of March 31, 2009.

12. LONG TERM NOTES PAYABLE

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of March 31, 2009 the long term notes payable balance due Maguire Properties-Regents Square LLC. was $24,535 with the remaining balance of $76,471 being classified as short term notes payable.

At March 31, 2009 and December 31, 2008 the principal balance on the notes payable was $24,535 and $67,742, respectively. Accrued interest as of March 31, 2009 is $8,873.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13. CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
	THREE MONTHS ENDED MARCH 31, 2009	YEAR ENDED DECEMBER 31, 2008
Principal	$-	$420,000
Warrants issued A&B	-	10,000,000

CONVERSION SUMMARY
	THREE MONTHS ENDED MARCH 31, 2009	YEAR ENDED DECEMBER 31, 2008
Principal Converted	$71,418	$1,304,671
Shares converted	71,418,299	406,250,697
Average share conversion price	$0.001	$0.003

During the three months ended March 31, 2009 and year ended December 31, 2008, $71,418 and $1,304,671 of notes payable and accrued interest was converted into 71,418,299 and 406,250,697 shares of the Company's common stock at an average conversion price of $0.001 and $0.010 per share.

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

No convertible debt agreements have been entered into during the three months ended March 31, 2009.

The Company must file a registration statement (Form SB-2) with the SEC for all the above financing transactions. Filing date is typically between 90 and 120 days of the transaction date.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. COMMON STOCK

The following is a summary of transactions that had an impact on equity:

	THREE MONTHS ENDED MARCH 31, 2008			YEAR ENDED DECEMBER 31, 2008
	SHARES ISSUED	AVERAGE SHARE PRICE	VALUE	SHARES ISSUED	AVERAGE SHARE PRICE	VALUE

Debt conversions	71,418,299	0.001	71,418	406,250,697	0.003	1,304,671
Issuance of stock in exchange for services	-	-	-	59,205,359	0.009	552,407
Stock issued for liquidated damages	-	-	-	3,000,000	0.007	24,000
Shares in escrow	-	-	-	11,878,896	0.010	113,087
Total	71,418,299	0.001	71,418	480,334,952	0.004	1,994,165

CONVERTIBLE DEBT CONVERSION BY INVESTOR

During the three months ended March 31, 2009 the Company issued 71,418,299 shares of its restricted common stock having a market value of $71,418 as settlement of convertible debt.

15. OTHER INCOME (EXPENSE)

Other income / (expense) totaled $(82,294) and $1,047,000 for the three months ended March 31, 2009 and 2008, respectively.

Other income (expense) consist of:

OTHER INCOME / (EXPENSE) SUMMARY
	THREE MONTH ENDED MARCH 31,
	2009	2008
Interest expense	$(59,327)	$(254,754)
Gain / (Loss) on warrant and debt derivatives	(58,658)	1,301,754
Other income	35,691	--
Total other income / (expense)	$(82,294)	$1,047,000

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15. OTHER INCOME (EXPENSE) (CONTINUED)

INTEREST EXPENSE

INTEREST EXPENSE SUMMARY

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Debt issue cost	--	17,313
Discount amortization	--	183,455
Interest	59,327	253,986
TOTAL	$59,327	$254,754

For three months ended March 31, 2009 and 2008, interest expense was $59,327 compared to $254,754 respectively. A decrease of $195,427 or 77%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc.).

This represents a cash related transaction.

For the three months ended March 31, 2009 and 2008, interest expense related to debt issue costs was $0 compared to $17,313, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the three months ended March 31, 2009, and 2008, interest expense related to the amortization of discount was $0 compared to $183,455 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the three months ended March 31,2009 and 2008.

For the three months ended March 31, 2009 and 2008, interest expense related to notes payable and convertible notes payable was $59,327 compared to $253,986, respectively.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15. OTHER INCOME / (EXPENSE) (CONTINUED)

GAIN ON DEBT DERIVATIVES

For the three months ended March 31, 2009 and 2008, non-cash gain recorded on debt derivatives were $38,140 and $375,379 respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

LOSS ON WARRANT DERIVATIVES

For the three months ended March 31, 2009 and 2008, non-cash losses recorded on warrant derivatives were  ($96,798) and ($5,913,154) respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under a leases that expires in 2009. The Company does not have future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of March 31, 2009.

Rent expense amounted to $17,026 and $31,783 for the three months ended March 31, 2009 and 2008 respectively. The decrease of 14,757 is attributed to the relocation of the corporate office in March 2009 to a less expensive facility.

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

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

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

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

The total intrinsic value of vested options relating to employee and director compensation at March 31, 2009 was $0. The intrinsic value of $0 is due to the closing stock price at March 31, 2009 of $0.007 being lower than any vested option grant price.

For the three months ended March 31, 2009 and 2008, there was approximately $14,436 and $46,187 of total compensation expense recorded by the Company related to share-based compensation.

As of March 31, 2009, there was approximately $28,872 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's closing stock price reported by NASDAQ listed under symbol ONEV at March 31, 2009 was $0.0016 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary for the two stock compensation plans adopted by the Company as of March 31, 2009.

	THREE MONTHS ENDED MARCH 31, 2009
	NUMBER OF SHARES AUTHORIZED	NUMBER OF SHARES OUTSTANDING	NUMBER OF SHARES AVAILABLE FOR GRANT

Year 1999 plan	3,000,000	3,000,000	-
Year 2005 plan	60,000,000	59,934,000	66,000
Total	63,000,000	62,934,000	66,000

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity and related information is as follows for the year ended March 31, 2009 and 2008, respectively.

	THREE MONTHS ENDED MARCH 31,
	2009		2008
	NUMBER OF SHARES OUSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES OUSTANDING	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of year	61,434,000	$0.054	62,934,000	$0.054
Options granted	0	N/A	0	N/A
Options exercised	0	N/A	0	N/A
Options terminated	0	N/A	0	N/A

OPTIONS OUTSTANDING AT END OF 1ST QUARTER	61,434,000	0.054	62,934,000	0.054

OPTIONS EXERCISABLE AT END OF 1ST QUARTER	57,809,000	$0.017	52,928,444	$0.061

The following table summarizes the number of options authorized by the plan and available for distribution as of March 31, 2009 and 2008, respectively.

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	NUMBER OF SHARES	NUMBER OF SHARES

Beginning options available for grant	1,566,000	66,000
Add: Additional options authorized	--	--
Less: Options granted	--	--
Add: Options terminated	--	--
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION	1,566,000	66,000

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2009 and 2008, respectively.

	THREE MONTHS ENDED MARCH 31, 2009
	TOTAL OUSTANDING			TOTAL EXERCISABLE
PRICE RANGE	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	LIFE	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	LIFE

$6.08 - $12.80	240,000	$7.158	2.63	240,000	$7.158	2.63

$0.32 - $2.00	694,000	0.867	3.53	694,000	0.867	3.53

$0.016 - $ 0.19	60,500,000	0.017	7.23	56,875,000	0.017	7.57

TOTAL	61,434,000	$0.054	7.17	57,809,000	$0.054	7.46

	THREE MONTHS ENDED MARCH 31, 2008
	TOTAL OUSTANDING			TOTAL EXERCISABLE
PRICE RANGE	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	LIFE	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	LIFE

$6.08 - $12.80	240,000	$7.15	2.38	240,000	$7.16	2.38

$0.32 - $2.00	694,000	0.867	3.28	694,000	0.867	3.28

$0.016 - $ 0.19	62,000,000	0.017	6.98	51,994,444	0.017	7.47

TOTAL	62,934,000	$0.05	6.92	52,928,444	$0.06	7.39

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of March 31, 2009 and 2008, respectively is presented below:

	THREE MONTHS ENDED MARCH 31,
	2009
OPTIONS RELATING OT EMPLOYEE, CONSULTANTS AND DIRECTOR COMPENSATION	# OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	LIFE	AVERAGE INTRINSIC VALUE

Outstanding at beginning of year	61,434,000	$0.009	7.17	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	-	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 1ST QUARTER	61,434,000	$0.054	7.17	N/A
OPTIONS EXERCISABLE AT END OF 1ST QUARTER	57,809,000	$0.054	7.46	N/A

	THREE MONTHS ENDED MARCH 31,
	2008
OPTIONS RELATING OT EMPLOYEE, CONSULTANTS AND DIRECTOR COMPENSATION	# OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	LIFE	AVERAGE INTRINSIC VALUE

Otstanding at beginning of year	62,934,000	$0.054	0.05	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	-	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 1ST QUARTER	62,934,000	$0.054	6.92	N/A
OPTIONS EXERCISABLE AT END OF 1ST QUARTER	52,928,444	$0.061	7.39	N/A

Note: Assumes only options above water are to be exercised, the closing stock price is under the price of any options granted. Calculation is based on closing stock price of $ 0.002 per share dated March 31, 2009 and $ 0.007 per share dated March 31, 2008.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of March 31, 2009 and 2008, and changes during the period ended March 31, 2009 and 2008, respectively is presented below:

	THREE MONTHS ENDED MARCH 31,
	2009		2008
NON VESTED OPTIONS RELATING OT EMPLOYEE, CONSULTANTS AND DIRECTOR COMPENSATION	# OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	# OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE

Otstanding at beginning of year	4,833,333	$0.009	62,934,000	$0.054
Options granted	-	N/A	-	N/A
Options exercised	-	N/A	-	N/A
Options vested	(1,208,333)	N/A	(52,928,444)	0.061
Options terminated	-	N/A	-	N/A
NON VESTED AT END OF 1ST QUARTER	3,625,000	$0.016	10,005,556	$0.019

In addition to the assumptions in the below table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

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

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

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

At March 31, 2009, the Company had warrants outstanding that allow the holders to purchase up to 5,906,909 shares of common stock.

At March 31, 2009, the weighted average remaining contractual life of the warrants was approximately 22 months.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

18. WARRANTS (CONTINUED)

The number and weighted average exercise prices of the warrants for the six months ended March 31, 2009 and 2008 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2009		2008
	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	# OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of year	275,906,909	$0.016	276,052,744	$0.014
Warrants granted	-	N/A	-	N/A
Warrants exercised	-	N/A	-	N/A
Warrants terminated	(12,982,970)	N/A	-	N/A

WARRANTS OUSTANDING AT END OF 1ST QUARTER	262,923,939	$0.016	276,052,744	$0.014

WARRANTS EXERCISABLE AT END OF 1ST QUARTER	262,923,939	$0.016	276,052,744	$0.014

19. SUBSEQUENT EVENTS

AMENDMENTS OF LOAN AGREEMENT AND REVOLVING CREDIT NOTE

Subsequent to March 31, 2009, the Company entered into the 18th and 19th amendments of the original Loan Agreement and Revolving Credit Note dated December 21, 2006, with Alpha Capital Anstalt and Whalehaven Capital Fund Limited. The amendments state that in the aggregate, the principal sums as defined in the preamble of the notes issued to Alpha Capital Anstalt and Whalehaven Capital Fund Limited shall be amended to $1,258,500 and $1,469,000, respectively.

On April 14, 2009, the Company filed a Definitive Proxy Statement on Schedule 14A which was subsequently mailed to all shareholders of record as of April 8, 2009, giving notice of a Special Meeting of Stockholders to be held on May 22, 2009 (the “Special Meeting”).  At the Special Meeting, stockholders of record will be asked to vote upon a proposal to amend the Articles of Incorporation to implement a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of one for twenty.

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

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $Rs. 50/- (Rupees) monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We are planning on having our service launched by MTNL in May, 2009.  The revenue generated from this launch with MTNL should have a material impact on the Company.

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

PC SECTOR

In the PC sector, we believe that digital in-home entertainment is rapidly growing with the wide acceptance of digital photography, MP3 music and videos, along with plasma and LCD TV's. We believe that companies including Apple, Microsoft and Intel are actively creating products and technology, which allow consumers to experience the next-generation of digital entertainment. The Company's Media Center Communicator(TM) product works with Microsoft Windows XP Media Center Edition and Microsoft Windows Vista to add voice-navigation and a full suite of communication features allowing consumers to talk to their Media Center PC to play music, view photo slideshows, watch and record TV, place Voice-Over-IP (VoIP) phone calls, read and send e-mail and Instant Message friends and family, all by voice. The company recently launched a new retail product called VoiceTunes. VoiceTunes allows users to voice control their entire music library including Apple iTunes and Windows Media. This product is similar to our flagship product Media Center Communicator but is very focused on music.  In addition, the Company launched a voice controlled PC gaming software called Say2Play.  Say2Play gives gamers a tremendous advantage by adding voice command for common game macros while allowing the gamer to keep their hands and fingers on the keyboard and mouse for rapid motion movements.  Say2Play has recently received several very positive editorial reviews and is available for purchase online.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended March 31, 2009 and 2008.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

One Voice Technologies, Inc
Statements of Operations
UNAUDITED
	THREE MONTHS ENDED MARCH 31,		FAV/ (UN FAV)	PERCENTAGE
	2009	2008	CHANGE	CHANGE

Net Revenue	$81,316	188,753	(107,437)	-57%
Cost of good sold	53,614	94,926	(41,312)	-44%
Gross profit	27,702	93,827	(66,125)	-70%
Selling, general and administrative	350,478	749,536	(399,058)	-53%
Other Income (Expense)	(82,294)	1,047,000	(1,129,294)	-108%
Net income (loss) before taxes	(405,070)	391,291
Income taxes	-	(800)
NET INCOME ( LOSS)	$(405,070)	390,491	(795,561)	-204%

REVENUES

Net revenues totaled $81,316 and $188,753 for the three months ended March 31, 2009 and 2008, respectively. The decrease of 107,437 or 57% was due to certain Telecom contracts expired in 2008 after their initial 3-year term

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 31, 2009 and 2008 totaled $53,614 and $94,926, respectively. The decrease of $41,312 or 44% was primarily due to the decrease in revenues during the year and a decreased employee headcount. These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses totaled $350,478 and $749,536 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $399,058 or 53% was primarily due to decreases in salary and compensation, a decrease in accounting and legal fees, and a decrease in depreciation and amortization for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

SALARY AND COMPENSATION

Salary and wage related expenses totaled $178,248 and $340,167 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $161, 919 or 48% was primarily due to voluntary reductions in salaries for current employees, paired with headcount reductions.

ACCOUNTING AND LEGAL

The Company incurred accounting and legal fees of $11,000 and $74,580 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $63,580 or 85% between the two periods was due to the timing of the expense for the two periods as the related accounting and legal fees during 2009 were incurred during April 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense totaled $9,116 and $134,069 for the three months ended March 31, 2009 and 2008, respectively. The decrease of 124,953 or 93% was due to the full amortization of capitalized costs associated with the design and development of a product for which the completion and launch time frame could not be accurately estimated by management during the three months ended March 31, 2008 .

OTHER INCOME (EXPENSE)

Other income / (expense) totaled (82,294) and $1,047,000 for the three months ended March 31, 2009 and 2008, respectively. The expense decrease of 1,129,294 or 108% can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

GAIN ON DEBT DERIVATIVES

For the three months ended March 31, 2009 and 2008, gains recorded on debt derivatives were $38,140 compared to $399,379 respectively.

See Note 9 in the accompanying notes to the financial statements for a brief description of the nature of debt derivative transactions.

GAIN / (LOSS) ON WARRANT DERIVATIVES

For the three months ended March 31, 2009, loss of (96,798) were recorded on warrant derivatives, compared to gains of $926,375 for the same period in 2008.  See

Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH ITEMS EFFECTING THE COMPANY'S NET INCOME/(LOSS)

Non-cash related items of 90,400 and ($873,325) are reflected in the net income / (loss) for the three months ended March 31, 2009 and 2008 respectively, consisted of the following items:

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Depreciation and amortization	9,116	134,069
Stock compensation expense	14,436	46,187
Stock issuance for exchange of debt and other obligations	--	47,406
Stock issuance for interest conversion	--	--
Stock issuance for liquidated damages	--	24,000
Amortization of note discount	8,190	200,768
Interest payable related to convertible debt	--	--
(gain) / Loss on warrants and debt derivatives	58,658	(1,301,754)
TOTAL NON -CASH RELATED (INCOME) / EXPENSE ITEMS	90,400	(849,324)

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

At March 31, 2009, the Company had a working capital deficit of $7,887,430 as compared with a working capital deficit of $ 7,534,123 at December 31, 2008. The decrease in working capital deficit of $353,303 consists primarily of the following:

o Decrease in debt derivative liability of  $38,140

o Increase in warrant derivative liability of  $96,798

o Increase in revolving line of credit of $118,887

Net cash used for operating activities is $184,164 for the three months ended March 31, 2009 compared to $464,879 for the three months ended March 31, 2008.  The decrease of $280,715 or 60% was primarily due to the timing of cash management during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Net cash used for investing activities is $0 for the three months ended March 31, 2009 and 2008.

Net cash provided by financing activities is $183,498 for the three months ended March 31, 2009 compared to $450,000 for the three months ended March 31, 2008.  The decrease of $266,502 or 59% was due to a decrease in the proceeds from the revolving line.

See financing transaction details below.

FINANCING TRANSACTIONS

The following is a discussion that summarizes the net financing and conversion activities for the three months ended March 31, 2009 and year ended December 31, 2008.

NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Revolving line of credit net of pay down	$183,498	$450,000
TOTAL FINANCING ACTIVITY	$183,498	$450,000

ISSUANCE OF CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
	THREE MONTHS ENDED MARCH 31,
	2009	2008

Principal	$-	$-
Warrants issued A&B	-	-

CONVERSION SUMMARY
	THREE MONTHS ENDED MARCH 31,
	2009	2008

Principal and interest Converted	$71,418	$249,582
Shares converted	71,418,299	31,508,528
Average share conversion price	$0.001	$0.01

COMMON STOCK

The following is a summary of transactions that had an impact on equity:
	THREE MONTHS ENDED MARCH 31,
	2009			2008
	SHARES ISSUED	AVERAGE SHARE PRICE	VALUE	SHARES ISSUED	AVERAGE SHARE PRICE	VALUE
Debt conversions	71,418,299	0.001	71,418	31,508,528	0.008	249,582
Issuance of stock in exchange for services	-	-	-	7,919,609	0.009	71,405
Stock to be issued in exchange for interest conversion	-	-	-	-	-	-
Total	71,418,299	0.001	71,418	39,428,137	0.008	320,987

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

The original Revolving Credit Note agreement has been amended seventeen times during the term of the agreement. The amendments increased the maximum borrowing by the Company to an amount of $2,851,000.

Since inception the Company has borrowed $2,851,000 against the revolving note. During the same period the Company paid $357,492 against the outstanding balance for a total net borrowing of $2,493,508 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of March 31, 2009 the outstanding principal amount owed to the Investors is $2,493,508. Interest accrued on the outstanding principal is $255,546 as of March 31, 2009.

FUTURE CAPITAL OUTLOOK

The Company will continue to rely heavily on our current method of convertible debt and equity funding, and proceeds borrowed from the revolving line of credit. The losses of $405,070 through the period ended March 31, 2009 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, marketing consulting fees, and  licensing costs, along with non-cash expenses related to derivative revaluations. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Dean Weber, the Company's Chief Executive Officer and Interim Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are ineffective and cannot ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, other than to update certain financial information as of and for the three months ended March 31, 2009 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the three months ended March 31, 2009 and 2008, we incurred a net loss of $405,070 compared to a net income of $390,491, respectively. A large part of the 2009 loss is due to non-cash related expense items of ($90,400), whereas non-cash related income items of $849,324 were reflected in 2008.

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

UNREGISTERED SALES OF EQUITY SECURITIES HOLDERS

 The securities described below represent our securities sold by us for the period starting January 1, 2007 and March 31, 2008 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the year ended December 31, 2008 and the three months ended March 31, 2009, no warrants were exercised.  As a result, the Company received no cash proceeds in relation to warrants.

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

During the year ended December 31, 2008 no warrants were issued on a cashless basis and no warrants were forfeited

No cashless warrants were exercised during the three months ended March 31, 2009 or 2008.

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

See Item 1 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the year ended December 31, 2008, the Company issued a total of 59,205,359 shares of restricted common stock in exchange for services rendered. Services included financial advisor fees and consulting. The services were valued at approximately $552,000.

During the three months ended March 31, 2009 the Company did not issue any shares of restricted common stock in exchange for services rendered.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.

The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS:

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

ONE VOICE TECHNOLOGIES, INC.,
A NEVADA CORPORATION

Date: May 20, 2009	By:	/s/ DEAN WEBER
DEAN WEBER, CHAIRMAN, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND INTERIM CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)