Form 10-Q
period 2009-06-30
ONE VOICE TECHNOLOGIES INC
filed 2009-08-20
CIK 1096088

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

COMMISSION FILE NUMBER 0-27589

ONE VOICE TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	95-4714338
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7825 Fay Ave. Suite 200, La Jolla CA 92037
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

Large accelerated filer [_]      Accelerated filer [_]     on-accelerated filer [_]  (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of June 30, 2009 the registrant had 67,543,466 shares of common stock, $.02 par value, issued and outstanding.

i

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

One Voice Technologies, Inc
Balance Sheet
UNAUDITED

Assets	June 30,	December 31,
	2009	2008
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$1,522	$666
Accounts receivable, net	52,574	95,840
Inventories	20,255	20,479
Prepaid expenses	8,515	41,130
Total Current Assets	82,866	158,115

Fixed and Intangible assets
Property and Equipment, net of accumulated depreciation	42,736	26,455
Intangible assets, net of accumulated amortization	16,237	26,024
Total Fixed and Intangible Assets	58,973	52,479

Other Assets
Deposits	4,732	4,732
Total Other Assets	4,732	4,732

Total Assets	$146,571	$215,326

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$558,826	$539,562
Accrued expenses	952,867	821,452
Settlement agreement liability	166,715	173,091
License agreement liability	1,336,500	1,267,500
Current notes payable	181,272	133,264
Debt derivative liability	4,020,171	1,805,482
Warrant derivative liability	58,303	31,266
Convertible notes payable, net	546,000	546,000
Revolving line of credit	2,626,683	2,374,621

Total Current Liabilities	10,447,337	7,692,238

Long term notes payable	19,734	67,742
Total Liabilities	10,467,071	7,759,980

Stockholders' Deficit
(Adjusted for impact of 1-for-20 reverse split)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,290,000,000 shares authorized; 67,543,466
and 60,929,085 issued and outstanding as of June 30, 2009 and	1,324,176	1,218,582
December 31, 2008 respectively
Additional paid-in capital	43,949,311	43,920,439
Escrow Shares	(713,087)	(713,087)
Accumulated deficit	(54,880,900)	(51,970,588)
Total Stockholders' Deficit	(10,320,500)	(7,544,654)

Total Liabilities and Stockholders' Equity (Deficit)	$146,571	$215,326

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc.
Statements of Operations
UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenue
Net Revenue	$85,915	$145,373	$167,232	$334,125
Cost of good sold	53,148	99,286	106,761	194,211

Gross profit	32,767	46,087	60,471	139,914

Operating Expenses

Selling, general and administrative	269,187	1,102,096	619,668	1,851,632
Research and development	-	-	-	-

Total Operating Expenses	269,187	1,102,096	619,668	1,851,632

Loss from Operations	(236,420)	(1,056,009)	(559,197)	(1,711,718)

Other Income (Expense)
Interest expense	(56,439)	(239,724)	(115,765)	(494,478)
Gains (loss) from change in derivative liability	(2,183,068)	601,020	(2,241,726)	1,902,774
Other income (expense)	(29,315)	-	6,376	-

Total Other Income (Expense)	(2,268,822)	361,296	(2,351,115)	1,408,296

Net loss before Taxes	(2,505,242)	(694,713)	(2,910,312)	(303,422)

Income Taxes	-	-	-	(800)

NET LOSS	$(2,505,242)	$(694,713)	$(2,910,312)	$(304,222)

Loss Per Share
Basic	$(0.04)	$(0.02)	$(0.04)	$(0.01)

Number of shares used in calculation of loss per share
Basic and diluted (Adjusted for impact of
1-for-20 reverse split)	64,401,000	42,815,550	70,347,000	40,235,900

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc
Statements of Cash Flows
(UNAUDITED)

	SIX MONTH ENDED
	JUNE 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,910,312)	$(304,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,151	145,468
Debt issue costs and debt discount amortization	-	381,213
(Gain) loss on debt derivative liability	2,214,689	25,781
(Gain) loss on warrant derivative liability	27,037	(1,952,555)
Common stock issued for services rendered	-	552,406
Common stock issued for liquidated damages	-	24,000
Stock based compensation	28,872	61,048
Non cash assets placed in service for India Launch	(23,645)	-
Settlement liability	(6,376)	-
License agreement liability	69,000	75,000

Changes in certain assets and liabilities
Accounts receivable	43,266	(25,374)
Inventory	224	(20,366)
Prepaid expenses	32,615	(24,864)
Accounts payable	19,264	56,224
Accrued expenses	143,571	176,157
Deferred rent	-	1,217

Net Cash Used in Operating Activities	(344,644)	(828,867)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,221)

Net Cash Provided by (Used in) Financing Activities	-	(3,221)

Cash Flows from Financing Activities:
Proceeds from revolving line	345,500	840,000

Net Cash Provided by (Used in) Financing Activities	345,500	840,000

Net Increase (Decrease) in Cash and Cash Equivalents	856	7,912
Cash and Cash Equivalents - Beginning of Year	666	14,879

Cash and Cash Equivalents - End of Year	$1,522	$22,791

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Income taxes paid	$-	$800

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued upon conversion of debt	$105,594	$546,313

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

The Company is traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol OVOE. One Voice is incorporated in the State of Nevada and commenced operations on July 14, 1999.

Effective June 16, 2009, the Company completed a 1-for-20 reverse split of its common stock as approved by a majority vote of the Company's stockholders on May 22, 2009.  As of June 16, 2009 the Company’s shares began trading on a split adjusted basis under the new symbol OVOE.  See Note 19 to the financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $54,880,900 and used cash from operations of $344,644 during the six months ended June 30, 2009.  The Company also has a working capital deficit of $10,364,471 of which $4,078,474 represents non-cash warrant and debt derivative liabilities.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also has a stockholders' deficit of $10,320,500 as of June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of $212,079 and $135,289, respectively.

CONCENTRATION OF CUSTOMER

The Company generated 80% of total revenues from three major customers in the six month period ended June 30, 2009.  The accounts receivable balance for these customers at June 30, 2009 represented 75% of the total net accounts receivable.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company's standard shipping terms, FOB The Company, title passes upon shipment to the customer. The Company ships a portion of its hardware and software products on consignment. Revenue for these products is recognized when title passes to the end consumer. These products are included in the Company’s inventory totals for the six months ended June 30, 2009 and year ended December 31, 2008.

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

In accordance with SFAS No. 142, the Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of June 30, 2009, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

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

The net (loss) per common share for the six months ended June 30, 2009 and 2008 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	SIX MONTHS ENDED
	JUNE 30,
	2009 (Adjusted for impact of 1-for-20 reverse split)	2008 (Adjusted for impact of 1-for-20 reverse split)

NUMERATOR - basic net income	$(2,910,312)	$(304,222)
DENOMINATOR- BASIC
Weighted average common shares outstanding	70,347,000	40,235,900
DENOMINATOR-DILUTIVE
Weighted average common shares outstanding	--	--

TOTAL BASIC AND DILUTED SHARES	70,347,000	40,235,900

NET INCOME PER SHARE- BASIC	$(0.04)	$(0.01)

NET INCOME PER SHARE- DILUTED	$(0.04)	$(0.01)

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE (CONTINUED)

	SIX MONTHS ENDED
	JUNE 30,
	2009 (Adjusted for impact of 1-for-20 reverse split)	2008 (Adjusted for impact of 1-for-20 reverse split)
POTENTIAL DILUTIVE COMMON SHARES:

Convertible debentures	298,921,712	37,722,175
Options	3,071,700	3,146,700
Warrants	12,346,197	13,795,345
Escrow shares	2,093,945	0

TOTAL POTENTIAL DILUTIVE SHARES	316,433,554	54,664,220

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

During the six months ended June 30, 2009 and 2008, the Company recorded $28,872 and $61,048 respectively, in non-cash charges for stock based compensation.

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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the six months ended June 30, 2009 and 2008, the Company's comprehensive income (loss) had equaled its net income (loss). Accordingly, a statement of comprehensive loss is not presented.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Implementation of this standard does not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. The adoption of these provisions did not have a material effect on our financial statements.

ONE VOICE TECHNOLOGIES INC.
CONDENSED  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. The Company adopted SFAS 161 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, (see Note 9).

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the results of the Company.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s financial statements.

ONE VOICE TECHNOLOGIES INC.
CONDENSED  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  PREPAID EXPENSES

	SIX MONTHS
	ENDED	YEAR ENDED
	June 30, 2009	December 31, 2008

Rents	8,515	8,514
Business and health insurance	--	8,971
Assets held for use in 2009 launch	--	23,645
TOTAL	$8,515	$41,130

4.  PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

	SIX MONTHS
	ENDED	YEAR ENDED
	June 30, 2009	December 31, 2008
Computer equipment	754,994	731,281
Website development	38,524	38,524
Equipment	1,565	1,565
Furniture and fixtures	9,430	9,430
Telephone equipment	5,365	5,365
Molds and tooling	120,217	120,214
TOTAL	930,095	906,379
Less accumulated depreciation	(887,359)	(879,924)
NET PROPERTY AND EQUIPMENT	$42,736	$26,455

	SIX MONTHS
	ENDED	YEAR ENDED
	June 30, 2009	December 31, 2008
Patents	212,062	$212,062
Trademarks	243,259	243,259
Software licensing	1,145,322	1,145,322
Software development costs	1,675,601	1,675,601
TOTAL	3,276,244	3,276,244
Less accumulated amortization	(3,260,007)	(3,250,220)
NET INTANGIBLE ASSETS	$16,237	$26,024

Depreciation and amortization expense totaled $17,151 and $145,468 for the six months ended June 30, 2009 and 2008, respectively.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  ACCRUED EXPENSES

	SIX MONTHS
	ENDED	YEAR ENDED
	June 30, 2009	December 31, 2008

Accrued salaries	$302,005	$260,154
Accrued vacation & 401k	75,244	101,468
Accrued interest	488,739	385,129
Accrued commission	1,026	1,026
Accrued taxes	38,095	25,917
Accrued payables (other)	47,758	47,758
TOTAL	$952,867	$821,452

6.  SETTLEMENT AGREEMENT LIABILITY

On August 23, 2007, One Voice Technologies, Inc. (the "Company") entered into a Settlement Agreement and Mutual Release with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which the Company agreed with LJCI to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to a legal proceeding in the San Diego County Superior Court (the "Court") entitled La Jolla Cove Investors, Inc. vs. One Voice Technologies, Inc., Case No. GIC850038 (the "Action"). LJCI received a judgment in its favor against the Company in connection with the Action whereby the Company owes LJCI an amount equal to $408,594.48 (the "Owed Amount"). Under the Settlement Agreement, the parties reached a final resolution with respect to such Owed Amount whereby (i) LJCI shall receive $200,000 within 15 days of the date of the Agreement and (ii) the difference between the Owed Amount and $200,000 shall be payable at a later date (the "Remaining Owed Amount"). The payment of the Remaining amount owed of $208,594 shall be made to LJCI in the following manner:

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

The License Agreement has been amended as follows:

The first amendment to the License Agreement was entered into during March 2002.

•	The initial term of the License Agreement was extended for two (2) years.

•	The aggregate minimum royalty payment was increased from $1,100,000 to $1,500,000.

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

The second amendment to the License Agreement was entered into on February 1, 2007.

The following payment terms are as follows:

The 2006 past due amounts owed by the Company of $70,000 were allocated as follows:

•	The Company paid $20,000 on February 23, 2007 to Philips.

•	The remaining balance of $50,000 is to be paid in the form of a non-interest bearing note payable to Philips Speech Processing.

•
During the period of January 1, 2007 thru March 31, 2008 the following payments will be allocated as follows: $6,000 is to be paid monthly by the Company to Philips Speech Processing.  The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a  non-interest bearing note payable to Philips Speech Processing.

As of June 30, 2009 the note payable balance due Philips Speech Processing was $1,336,500.

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

As of June 30, 2009 the short term note payable balance due Maguire Properties-Regents Square LLC was $83,871 with the remaining balance classified as long term notes payable. The Company has not made any payments towards this note, but has continued to accrue interest at the stated rate of 10% per annum.

On August 8, 2003 the Company entered into a note payable in the amount of $100,000 with an interest rate of 8% per annum. The note matured on August 8, 2008, but remains outstanding in full at June 30, 2009.  As of June 30, 2009, the Company is on default on this note.

9.  DEBT DERIVATIVE LIABILITY

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with SFAS No. 133 and EITF 00-19. The derivatives include but are not limited to the following characteristics:

    •    Beneficial conversion features

    •    Early redemption option
    •    Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of June 30, 2009 the Company has incurred a net non-cash loss of $2,214,689 for the six months ended June 30, 2009.

The liability valuation calculated at June 30, 2009 and December 31, 2008, resulted in the fair value of the debt derivative liability being $4,020,171 and $1,805,482 respectively.

10.  WARRANT DERIVATIVE LIABILITY

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of June 30, 2009 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 246%, risk free interest rate of 1.76% and a remaining contractual life ranging from 0.1 years to 2.2 years.

As a result of the valuation conducted, the Company incurred net non-cash (loss) of ($27,037) for the six months ended June 30, 2009.

The liability valuation calculated at June 30, 2009 and December 31, 2008, resulted in the fair value of the warrant derivative liability being $58,303 and $31,266, respectively.

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

The original Revolving Credit Note agreement has been amended twenty times since inception. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

The amendment provided an option to convert the outstanding balance into shares of the Company's restricted common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii) 80% of the lowest 3 day trading price of the past 30 trading days.

On June 21, 2009, the Company entered into the Third Modification Agreement to increase the maximum borrowing by the Company to an amount of $3,249,000 and to modify the conversion price contained in the Second Amendment noted above.  In addition, the terms were extended to June 21, 2011.  The Second Amendment was modified as follows:
“The foregoing notwithstanding, Interest and principal shall be payable in restricted shares of Debtor’s Common Stock valued at $0.001.”

Since inception the Company has borrowed $3,013,000 against the revolving note. During the same period the Company paid $386,317 against the outstanding balance for a total net borrowing of $2,626,683 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2009 the outstanding principal amount owed to the Investors is $2,626,683. Interest accrued on the outstanding principal is $302,478 as of June 30, 2009.

12.  LONG TERM NOTES PAYABLE

On June 8, 2007 the Company entered into agreement with Maguire Properties-Regents Square LLC. ("Landlord"). The agreement relates to past due office rents owed by the Company to the Landlord. The landlord has agreed to accept payment in the form of a promissory note for $103,605.59. The promissory note has a term of 42 months and bears an interest rate of 10.0% per annum, due December 1, 2010. Monthly payments of $2,933.78 are to be paid to the Landlord. All rent expenses related to the note have been fully expensed in the proper periods. As of June 30, 2009 the long term notes payable balance due Maguire Properties-Regents Square LLC. was $19,734 with the remaining balance of $83,871 being classified as short term notes payable.

At June 30, 2009 and December 31, 2008 the principal balance on the long term portion of notes payable was $19,734 and $67,742, respectively. Accrued interest as of June 30, 2009 is $11,208.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13.  CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
	SIX MONTHS
	ENDED	YEAR ENDED
	JUNE 30,	DECEMBER 31,
	2009	2008
Principal	$-	$420,000
Warrants issued A&B	-	10,000,000

CONVERSION SUMMARY
	SIX MONTHS
	ENDED	YEAR ENDED
	JUNE 30,	DECEMBER 31,
	2009 (Adjusted for impact of 1-for-20 reverse split)	2008 (Adjusted for impact of 1-for-20 reverse split)
Principal and interest Converted	$105,594	$1,304,671
Shares converted	6,614,213	20,312,535
Average share conversion price	$0.016	$0.06

On September 7, 2007, the Company entered into a subscription agreement (the "Agreement") with accredited investors and/or qualified institutional investors (the "Investors") pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in convertible promissory notes for an aggregate purchase price of $210,000. The Company also issued 10,000,000 Class A common stock purchase warrants to the Investors. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.02 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The initial discount of $412,410 will be expensed over the term of the agreement using the straight line method.  The fair value of the warrants of $58,303 using the Black Scholes option pricing model is recorded as a derivative liability. The proceeds of the offering were used to make payment towards a legal settlement agreement.

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

No convertible debt agreements have been entered into during the six months ended June 30, 2009.

The Company must file a registration statement (Form SB-2) with the SEC for all the above financing transactions. Filing date is typically between 90 and 120 days of the transaction date.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.  COMMON STOCK

The following is a summary of transactions that had an impact on equity:

	SIX MONTH ENDED			YEAR ENDED
	JUNE 30,			DECEMBER 31,
	2008			2008
	SHARES ISSUED (Adjusted for impact of 1-for-20 reverse split)	AVERAGE SHARE PRICE (Adjusted for impact of 1-for-20 reverse split)	VALUE	SHARES ISSUED (Adjusted for impact of 1-for-20 reverse split)	AVERAGE SHARE PRICE (Adjusted for impact of 1-for-20 reverse split)	VALUE

Debt conversions	6,614,213	0.016	105,594	20,312,535	0.064	1,304,671
Issuance of stock in exchange for services	-	-	-	2,960,268	0.187	552,407
Stock issued for liquidated damages	-	-	-	150,000	0.160	24,000
Shares in escrow	-	-	-	593,945	0.190	113,087
Total	6,614,213	0.016	105,594	24,016,748	0.083	1,994,165

CONVERTIBLE DEBT CONVERSION BY INVESTOR

During the six months ended June 30, 2009 the Company issued 6,614,213 shares of its restricted common stock, adjusted for impact of 1-for-20 reverse split, having a market value of $105,594 as settlement of convertible debt.

15.  OTHER INCOME (EXPENSE)

Other income / (expense) totaled $(2,351,115) and $1,408,296 for the six months ended June 30, 2009 and 2008, respectively.

Other income (expense) consist of:

OTHER INCOME / (EXPENSE) SUMMARY
	SIX MONTH ENDED
	JUNE 30,
	2009	2008
Interest expense	$(115,765)	$(494,478)
Gain / (Loss) on warrant and debt derivatives	(2,241,726)	1,902,774
Other income	6,376	--
Total other income / (expense)	$(2,351,115)	$1,408,296

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15.  OTHER INCOME (EXPENSE) (CONTINUED)

INTEREST EXPENSE

INTEREST EXPENSE SUMMARY
	SIX MONTH ENDED
	JUNE 30,
	2009	2008
Debt issue cost	--	29,077
Discount amortization	--	352,136
Interest	115,765	113,265
TOTAL	$115,765	$494,478

For six months ended June 30, 2009 and 2008, interest expense was $115,765 compared to $494,478 respectively. A decrease of $378,713 or 77%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1.     Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a cash related transaction.

For the three months ended June 30, 2009 and 2008, interest expense related to debt issue costs was $0 compared to $29,077, respectively.

2.     Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the six months ended June 30, 2009, and 2008, interest expense related to the amortization of discount was $0 compared to $352,136 respectively.

3.     Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the six months ended June 30, 2009 and 2008.

For the six months ended June 30, 2009 and 2008, interest expense related to notes payable and convertible notes payable was $115,765 compared to $113,265, respectively.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15.  OTHER INCOME / (EXPENSE) (CONTINUED)

GAIN ON DEBT DERIVATIVES

For the six months ended June 30, 2009 and 2008, non-cash losses recorded on debt derivatives were ($2,214,689) and ($25,781) respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

LOSS ON WARRANT DERIVATIVES

For the six months ended June 30, 2009 and 2008, non-cash (losses) / gains recorded on warrant derivatives were ($27,037) and $1,952,555 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

16.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under a lease that expires in 2009. The Company does not have future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of June 30, 2009:

Rent expense amounted to $27,291 and $66,259 for the six months ended June 30, 2009 and 2008 respectively. The decrease of $38,968 is attributed to the relocation of the corporate office in March 2009 to a less expensive facility

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

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

The total intrinsic value of vested options relating to employee and director compensation at June 30, 2009 was $0. The intrinsic value of $0 is due to the closing stock price subsequent to the June 16, 2009 1-for-20 reverse stock split at June 30, 2009 of $0.02 being lower than any vested option grant price.

For the six months ended June 30, 2009 and 2008, there was $28,872 and $61,048 of total compensation expense recorded by the Company related to share-based compensation.

As of June 30, 2009, there was approximately $14,436 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's adjusted closing stock price subsequent to the June 16, 2009 1-for-20 reverse stock split reported by NASDAQ listed under symbol OVOE at June 30, 2009 was $0.02 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary for the two stock compensation plans adopted by the Company as of June 30, 2009.

	SIX MONTH ENDED JUNE 30, 2009
	NUMBER OF SHARES AUTHORIZED (Adjusted for impact of 1-for-20 reverse split)	NUMBER OF SHARES OUTSTANDING (Adjusted for impact of 1-for-20 reverse split)	NUMBER OF SHARES AVAILABLE FOR GRANT (Adjusted for impact of 1-for-20 reverse split)
Year 1999 plan	150,000	150,000	-
Year 2005 plan	3,000,000	2,921,700	3,300
Total	3,150,000	3,071,700	3,300

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity and related information is as follows for the year ended June 30, 2009 and 2008, respectively.

	SIX MONTHS ENDED
	JUNE 30,
	2009		2008
	NUMBER OF SHARES OUSTANDING (Adjusted for impact of 1-for-20 reverse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)	NUMBER OF SHARES OUSTANDING (Adjusted for impact of 1-for-20 reverse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)
Outstanding at beginning of year	3,071,700	$1.10	3,146,700	$1.08
Options granted	0	N/A	0	N/A
Options exercised	0	N/A	0	N/A
Options terminated	0	N/A	0	N/A

OPTIONS OUTSTANDING AT END OF 2ND QUARTER	3,071,700	1.10	3,146,700	1.08

OPTIONS EXERCISABLE AT END OF 2ND QUARTER	2,830,033	$1.16	2,646,700	$1.22

The following table summarizes the number of options authorized by the plan and available for distribution as of June 30, 2009 and 2008, respectively.

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
	NUMBER OF SHARES (Adjusted for impact of 1-for-20 reverse split)	NUMBER OF SHARES (Adjusted for impact of 1-for-20 reverse split)
Beginning options available for grant	78,300	3,300
Add: Additional options authorized	--	--
Less: Options granted	--	--
Add: Options terminated	--	--
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION	78,300	3,300

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of June 30, 2009 and 2008, respectively.

	SIX MONTHS ENDED JUNE 30, 2009
	TOTAL OUSTANDING			TOTAL EXERCISABLE
PRICE RANGE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE

$136.00 - $256.00	12,000	$143.16	1.14	12,000	$143.16	1.14

$6.40 - $40.00	34,700	17.34	2.03	34,700	17.34	2.03

$0.32 - $3.80	3,025,000	0.34	5.73	2,783,333	0.34	5.95

TOTAL	3,071,700	$1.10	7.17	2,830,033	$1.16	7.46

	SIX MONTHS ENDED JUNE 30, 2008
	TOTAL OUSTANDING			TOTAL EXERCISABLE
PRICE RANGE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 everse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	WEIGHTED AVERAGE EXERCISE PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE

$136.00 - $256.00	12,000	$143.16	2.14	12,000	$143.16	2.14

$6.40 - $40.00	34,700	17.34	3.03	34,700	17.34	3.03

$0.32 - $3.80	3,100,000	0.34	6.73	2,600,000	0.34	7.22

TOTAL	3,146,700	$1.08	6.67	2,646,700	$1.22	7.14

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17.  INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of June 30, 2009 and 2008, respectively is presented below:

	SIX MONTHS ENDED JUNE 30,
	2009
		WEIGHTED
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS		AVERAGE		AVERAGE
AND DIRECTOR COMPENSATION		GRANT-DATE		INTRINSIC
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	LIFE	VALUE (Adjusted for impact of 1-for-20 reverse split)
Outstanding at beginning of year	3,071,700	$1.10	7.17	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	-	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 2ND QUARTER	3,071,700	$1.10	5.67	N/A
OPTIONS EXERCISABLE AT END OF 2ND QUARTER	2,830,033	$1.16	5.89	N/A

	SIX MONTHS ENDED JUNE 30,
	2008
		WEIGHTED
OPTIONS RELATING OT EMPLOYEE, CONSULTANTS		AVERAGE		AVERAGE
AND DIRECTOR COMPENSATION		GRANT-DATE		INTRINSIC
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	LIFE	VALUE (Adjusted for impact of 1-for-20 reverse split)
Outstanding at beginning of year	3,146,700	$1.08	0.05	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	-	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 2ND QUARTER	3,146,700	$1.08	6.67	N/A
OPTIONS EXERCISABLE AT END OF 2ND QUARTER	2,646,700	$1.22	7.14	N/A

Note: Assumes only options above water are to be exercised, the closing stock price is under the price of any options granted. Calculation is based on closing stock price of $ 0.02 per share, adjusted for impact of 1-for-20 reverse split, dated June 30, 2009 and $ 0.014 per share, adjusted for impact of 1-for-20 reverse split, dated June 30, 2008.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of June 30, 2009 and 2008, and changes during the periods ended June 30, 2009 and 2008, respectively is presented below:

	SIX MONTHS ENDED JUNE 30,
	2009		2008
		WEIGHTED		WEIGHTED
NON VESTED OPTIONS RELATING TO EMPLOYEE,		AVERAGE		AVERAGE
CONSULTANTS AND DIRECTOR COMPENSATION		GRANT-DATE		GRANT-DATE
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	241,667	$0.18	3,146,700	$0.32
Options granted	-	N/A	-	N/A
Options exercised	-	N/A	-	N/A
Options vested	-	N/A	(2,646,700)	0.017
Options terminated	-	N/A	-	N/A
NON VESTED AT END OF 2ND QUARTER	241,667	$0.18	500,000	$0.38

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

On July 14, 1999, the Company adopted an Incentive and Nonqualified Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 3,000,000 options (Amendment to increase the available shares from 1,500,000 to 3,000,000 approved by the shareholders in December 2001) and approved by the shareholders may be granted to purchase common stock of the Company. On July 29, 2005 the Company adopted the 2005 Stock Incentive Plan and reserved 3,000,000 shares, adjusted for impact of 1-for-20 reverse split,  of the Company's common stock for issuance under the 2005 Plan.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits for the six months ended June 30, 2008 and 2007. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

18.  WARRANTS

As a normal business practice, the Company grants warrants to Investors who participate in the financing of the Company. Warrants issued are an additional incentive to the Investors and also provide additional cash flow for the Company upon exercise.

At June 30, 2009, the Company had warrants outstanding that allow the holders to purchase up to 12,346,197 shares of common stock, adjusted for impact of 1-for-20 reverse split.

At June 30, 2009, the weighted average remaining contractual life of the warrants was approximately 19 months.

ONE VOICE TECHNOLOGIES INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

18.  WARRANTS (CONTINUED)

The number and weighted average exercise prices of the warrants for the six months ended June 30, 2009 and 2008 are as follows:

	SIX MONTHS ENDED JUNE 30,
	2009		2008
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	13,795,345	$0.32	13,802,637	$0.28
Warrants granted	-	N/A	-	N/A
Warrants exercised	-	N/A	-	N/A
Warrants terminated	(1,449,149)	N/A	(7,292)	N/A

WARRANTS OUSTANDING AT END OF 2nd QUARTER	12,346,196	$0.32	13,795,345	$0.28

WARRANTS EXERCISABLE AT END OF 2nd QUARTER	12,346,196	$0.32	13,795,345	$0.28

19.  REVERSE STOCK SPLIT

Effective June 16, 2009, the Company completed a 1-for-20 reverse split of its common stock as approved by a majority vote of the Company's stockholders on May 22, 2009.  As of June 16, 2009 the Company’s shares began trading on a split adjusted basis under the new symbol OVOE.

As a result of the reverse stock split, stockholders received one new share of common stock for every twenty shares. Registered holders received a letter of transmittal shortly after the effective date with instructions for the exchange of stock certificates. Stockholders with shares in brokerage accounts were contacted by their brokers with instructions.

Fractional or partial shares were not be issued and instead were rounded up to the nearest whole number of shares.

20.  SUBSEQUENT EVENTS

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India.  On July 31, 2009 MTNL officially launched their marketing campaign to their subscribers in the Delhi region and we are now working on a launch to MTNL subscribers in the Mumbai region.  The revenue generated from this launch with MTNL should have a material impact on the Company in future periods.  The Company has finalized initial system and acceptance testing with a domestic US based carrier with over 10 million subscribers.  The Company is currently in the final testing phase with this carrier and have been working closely with them to customize systems according to their testing feedback.  The Company is also negotiating terms and conditions and anticipate a national launch in 2009.

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

On May 22, 2009, the Company held a special meeting of its shareholders whereby a majority of the shareholders approved a reverse split of the Company’s issued and outstanding stock on a 1-for-20 basis.  The reverse split and symbol change were effective as of June 16, 2009 and the Company’s common stock now trades under the symbol “OVOE”.

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

In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 6 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing 6.13 million subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first two years. MTNL has set the monthly subscription price of $Rs. 50/- (Rupees) monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We launched our services by MTNL in June, 2009.  On July 31, 2009 MTNL officially launched their marketing campaign to their subscribers in the Delhi region and we are now working on a launch to MTNL subscribers in the Mumbai region.  The revenue generated from this launch with MTNL should have a material impact on the Company in future periods.

The Company has finalized initial system and acceptance testing with a domestic US based carrier with over 10 million subscribers.  We are currently in the final testing phase with this carrier and have been working closely with them to customize our system according to their testing feedback.  We are also negotiating terms and conditions and anticipate a national launch in 2009.

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

PATENTS

The Company has retained the services of a patent litigation firm in order to enforce our patented technology rights throughout the industry.  The Company feels strongly that several companies have launched voice solutions that are unlawfully using our patented technology.  One Voice will aggressively pursue these companies to enforce our patents.

SUMMARY

The Company has products and services in several sectors discussed above but we are now heavily focused on revenue generation in the telecom sector and patent enforcement. Management believes the Company's deployment of services in the US, India and Mexico signifies the acceptance of our technology and the value it delivers to our customers and their subscribers.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended June 30, 2009 and 2008.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2009.

                                  ONE VOICE TECHNOLOGIES INC.
                         SELECTED STATEMENT OF OPERATIONS INFORMATION

                                          THREE MONTHS ENDED      FAV/ (UN FAV) PERCENTAGE
                                       JUNE 30,        JUNE 30,      CHANGE       CHANGE
                                         2008           2009
                                      -----------    -----------   -----------    ------
Net Revenue                           $   145,373    $   85,915    $   (59,458)     -41%
Cost of goods sold                         99,286        53,148         46,138       46%
                                      -----------    -----------   -----------    ------

     GROSS PROFIT                          46,087        32,767        (13,320)     -29%

General and administrative expenses     1,102,096        269,187       832,909      -76%
Other income (expense)                    361,296     (2,268,822)   (2,630,118)    -728%

                                      -----------    -----------   -----------    ------

     NET LOSS BEFORE INCOME TAX          (694,713)    (2,505,242)   (1,810,529)    -261%

Income tax expense                             --             --            --        0%

                                      -----------    -----------   -----------    ------
Net income / (loss)                   $  (694,713)   $(2,505,242)   (1,810,529)    -261%
                                      ===========    ===========   ===========    ======

REVENUES

Net revenues totaled $85,915and $145,373 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $59,458 or 41% was due to certain Telecom contracts expired in 2008 after their initial 3-year term.

COST OF GOODS SOLD

Cost of goods sold for the three months ended June 30, 2009 and 2008 totaled $53,148 and $99,286, respectively.  The decrease of $46,138 or 46% was primarily due to the decrease in revenues during the year and a decreased employee headcount.  These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses totaled $269,187 and $1,102,096 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $832,909 or 76% was primarily due to decreases in salary and compensation, a decrease in accounting and legal fees, and a decrease in depreciation and amortization for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

SALARY AND COMPENSATION

Salary and wage related expenses totaled $151,795 and $369,016 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $217,221or 59% was primarily due to voluntary reductions in salaries for current employees, paired with headcount reductions.

ACCOUNTING AND LEGAL

The Company incurred accounting and legal fees of $31,628 and $84,673 for the three months ended June 30, 2009 and 2008, respectively.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense totaled $8,104 and $11,397 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $3,293 or 29% is due to the full depreciation and amortization of certain assets during 2008 and additions in June 2009 that had no impact on depreciation and amortization for the quarter..

OTHER INCOME

Other income / (expense) totaled $(2,268,822) and $361,296 for the three months ended June 30, 2009 and 2008, respectively. The increase in expense of $2,630,118 can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

(LOSS) ON DEBT DERIVATIVES

For the three months ended June 30, 2009 and 2008, (losses) recorded on debt derivatives were ($2,252,829) and ($425,160), respectively.

See Note 9 in the accompanying notes to the financial statements for a brief description of the nature of the debt derivative transactions.

(LOSS) / GAIN ON WARRANT DERIVATIVES

For the three months ended June 30, 2009 and 2008, we had (loss) / gain of $69,761 and $1,026,180 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS

Non-cash related expense items of $2,345,130 are reflected in the net (loss) for the three months ended June 30, 2009. In this example the non-cash expense items are added back, and non cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

                                                           THREE MONTHS ENDED
                                                             JUNE 30, 2009

Depreciation and amortization                                      8,104
Stock compensation expense                                        14,436
Loss on warrant and debt derivatives                           2,183,068
                                                              -----------
TOTAL NON-CASH RELATED EXPENSE ITEMS                           2,205,608

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

The following is a discussion that relates to certain financial transactions and the results of operations for the six months ended June 30, 2009 and 2008.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

                                    ONE VOICE TECHNOLOGIES INC.
                           SELECTED STATEMENT OF OPERATIONS INFORMATION
                           --------------------------------------------

                                           SIX MONTHS ENDED        FAV/ (UN FAV)   PERCENTAGE
                                        JUNE 30,       JUNE 30,       CHANGE          CHANGE
                                         2008           2009
                                      -----------    -----------    -----------    -----------

Net Revenue                           $   334,125    $  167,232     $  (166,893)          -50%

Cost of goods sold                        194,211       106,761         (87,450)          (45%)

                                      -----------    -----------    -----------    -----------

     GROSS PROFIT                         139,914        60,471         (79,443)           (57%)

General and administrative expenses     1,851,632       619,668      (1,231,964)           (67)%

Other income (expense)                  1,408,296    (2,351,115)     (3,759,411)         -267%

                                      -----------    -----------    -----------    -----------

     NET LOSS BEFORE INCOME TAX          (303,422)   (2,910,312)     (2,606,890)         -859%
Income tax expense                            800            -              800           100%

                                      -----------    -----------    -----------    -----------
Net loss                              $  (304,222)   (2,910,312)     (2,606,090)         -857%
                                      ===========    ===========    ===========    ===========

REVENUES

Net revenues totaled $167,232 and $334,125 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $166,893 or 50% was due to certain Telecom contracts expired in 2008 after their initial 3-year term.

COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2009 and 2008 totaled $106,761 and $194,211 respectively.  The decrease of $87,450 or 45% was primarily due to the decreases in revenues during the year and a decreased employee headcount.  These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses totaled $619,668 and $1,851,632 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $1,231,964 or 67% was primarily due to decreases in salary and compensation, a decrease in accounting and legal fees, and a decrease in depreciation and amortization for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

SALARY AND COMPENSATION

Salary and wage related expenses totaled $335,420 and $709,184 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $373,764 or 53% was primarily due to voluntary reductions in salaries for current employees, paired with headcount reductions.

ACCOUNTING AND LEGAL

The Company incurred accounting and legal fees of $40,533 and $159,094 for the six months ended June 30, 2009 and 2008, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense totaled $17,151 and $145,468 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $128,317 or 88% was due to the full amortization of capitalized costs associated with the design and development during the six months ended June 30, 2008 of a product for which the completion and launch time frame could not be accurately estimated by management.

OTHER INCOME (EXPENSE)

Other income / (expense) totaled ($2,351,115) and 1,408,296 for the six months ended June 30, 2009 and 2008, respectively.  The increase in the expense of $3,759,411 can be directly related to non cash (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

(LOSS) ON DEBT DERIVATIVES

For the six months ended June 30, 2009 and 2008, non-cash losses recorded on debt derivatives were ($2,214,689) and ($25,781) respectively.

See Note 9 in the accompanying notes to the financial statements for a brief description of the nature of debt derivative transactions.

GAIN / (LOSS) ON WARRANT DERIVATIVES

For the six months ended June 30, 2009 and 2008, non-cash (losses) / gains were ($27,037) and $1,952,555 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

OTHER INCOME / (EXPENSE)

For six months ended June 30, 2009 and 2008, the Company incurred ($6,376) compared to other income $0 respectively.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS

Non-cash related (income) / expense items of items of $2,287,749 are reflected in the net (loss) for the six months ended June 30, 2009. In this example non-cash expense items are added back, and non-cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

              SIX MONTHS ENDED
              JUNE 30, 2009

Depreciation and amortization                                     17,151
Stock compensation expense                                        28,872
(Gain) on warrant and debt derivatives                         2,241,726
                                                              -----------
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS                2,287,749
                                                              ===========

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

CASH FLOW AND WORKING CAPITAL

At June 30, 2009, the Company had a working capital deficit of $10,364,471 as compared with a working capital deficit of $7,534,123 at December 31, 2008.

Net cash used for operating activities is $344,644 for the six months ended June 30, 2009 compared to $828,867 for the six months ended June 30, 2008.

Net cash used for investing activities is $0 for the six months ended June 30, 2009 compared to $3,221 for the six months ended June 30, 2008.

Net cash provided by financing activities is $345,500 for the six months ended June 30, 2009 compared to $840,000 for the six months ended June 30, 2008.

See financing transaction details below.

FINANCING TRANSACTIONS

The following is a discussion that summarizes the net financing and conversion activities for the six months ended June 30, 2009 and 2008.

NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY

                                               SIX MONTHS ENDED  SIX MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                     2009            2008
                                                 ------------    ------------
Revolving line of credit net of pay down         $    345,500    $    840,000
                                                 ------------    ------------
TOTAL FINANCING ACTIVITY                         $    345,500    $    840,000
                                                 ============    ============

CONVERTIBLE NOTES PAYABLE SUMMARY

CONVERSION SUMMARY                         SIX MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                                 2009                    2008
                                       (Adjusted for impact of  (Adjusted for impact of
                                          1-20 reverse split)      1-20 reverse split)
                                             ------------            ------------

Principal and interest Converted             $  105,594              $  546,313
Shares converted                              6,614,213               3,827,647
Average share conversion price               $    0.016              $    0.143

COMMON STOCK

The following is a summary of transactions that had an impact on equity:

                                                                      (Adjusted for impact of 1-for-20 reverse split)

                                                                   SIX MONTHS ENDED                          YEAR ENDED
                                                                       JUNE 30,                             DECEMBER 31,
                                                                         2009                                   2008
                                                                        AVERAGE                               AVERAGE
                                                            SHARES       SHARE                   SHARES        SHARE
                                                            ISSUED       PRICE      VALUE        ISSUED        PRICE       VALUE
                                                          -----------   ------   -----------   -----------     ------   -----------
Debt conversions                                            6,614,213   $0.016   $   105,594     1,015,627     $ 1.28   $ 1,304,671
Issuance of stock in exchange for services                         --       --            --       148,015       3.74       552,407
Stock issued for liquidated damages                                --       --            --         7,500       3.20        24,000
Shares in escrow                                                   --       --            --        29,697       3.80       113,087
                                                          -----------   ------   -----------   -----------     ------   -----------
Total                                                       6,614,213   $0.016   $   105,594     1,200,839     $0.083   $ 1,994,165
                                                          ===========   ======   ===========   ===========     ======   ===========

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

The original Revolving Credit Note agreement has been amended twenty times during the term of the agreement including the Third Modification on June 21, 2009 which increased the maximum borrowing by the Company to an amount of $3,249,000.

Since inception the Company has borrowed $3,013,000 against the revolving note. During the same period the Company paid $368,317 against the outstanding balance for a total net borrowing of $2,626,683 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of June 30, 2009 the outstanding principal amount owed to the Investors is $2,626,683. Interest accrued on the outstanding principal is $302,478 as of June 30, 2009.

FUTURE CAPITAL OUTLOOK

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The (losses) of ($54,880,900) through the period ended June 30, 2009 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Dean Weber, the Company's Chief Executive Officer and Interim Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are ineffective and cannot ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On June 15, 2009 our former landlord, The Irvine Company LLC, filed a complaint to collect unpaid rent and future rent in the amount of $249,622.  We are currently disputing this complaint and it is difficult to determine the likelihood or probable outcome at this point.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, other than to update certain financial information as of and for the six months ended June 30, 2009 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

Since inception, we have incurred significant losses and have negative cash flows from operations. For the six months ended June 30, 2009 and 2008, we incurred a net (loss) of ($2,910,312) compared to a net (loss) of ($304,222), respectively.  A large part of the 2009 loss is due to non-cash related expense items.

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

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Our current corporate entity commenced operations in 1999 and has a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as voice recognition software, media delivery systems and electronic commerce. To address the risks and uncertainties we face, we must:

•	Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues.
•	Maintain and enhance our brand name.
•	Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products.
•	Successfully respond to competition, including emerging technologies and solutions.
•	Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

UNREGISTERED SALES OF EQUITY SECURITIES

The securities described below represent our securities sold by us for the period starting January 1, 2008 thru June 30, 2009 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the year ended December 31, 2008 and the six months ended June 30, 2009, no warrants were exercised.  As a result, the Company received no cash proceeds in relation to warrants.

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

During the year ended December 31, 2008, no warrants were issued on a cashless basis and no warrants were forfeited

No cashless warrants were exercised during the six months ended June 30, 2009 or 2008.

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

See Item 1 Legal Proceedings for additional details.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

During the year ended December 31, 2008, the Company issued a total of 2,960,268 shares of restricted common stock, adjusted for impact of 1-for-20 reverse split, in exchange for services rendered. Services included financial advisor fees and consulting. The services were valued at approximately $552,000.

During the six months ended June 30, 2009 the Company did not issue any shares of restricted common stock in exchange for services rendered.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.

The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

On May 22, 2009, the Company held a special meeting of its shareholders whereby a majority of the shareholders approved a reverse split of the Company’s issued and outstanding stock on a 1-for-20 basis.  The reverse split and symbol change were effective as of June 16, 2009 and the Company’s common stock now trades under the symbol “OVOE”.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS

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

ONE VOICE TECHNOLOGIES, INC.,
A NEVADA CORPORATION

DATE: August 19, 2009	By: /S/ DEAN WEBER Dean Weber, Chairman, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financal Officer)