Form 10-Q
period 2009-09-30
ONE VOICE TECHNOLOGIES INC
filed 2009-11-23
CIK 1096088

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

COMMON STOCK-$.001 PAR VALUE
 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filed," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes☐    No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 23, 2009 the registrant had 74,799,175 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

One Voice Technologies, Inc
Balance Sheet

Assets	September 30,	December 31,
	2009	2008
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$-	$666
Accounts receivable, net	47,243	95,840
Inventories	20,213	20,479
Prepaid expenses	0	41,130
Total Current Assets	67,456	158,115

Fixed and Intangible assets
Property and Equipment, net of accumulated depreciation	38,935	26,455
Intangible assets, net of accumulated amortization	11,837	26,024
Total Fixed and Intangible Assets	50,772	52,479

Other Assets
Deposits	4,732	4,732
Total Other Assets	4,732	4,732

Total Assets	$122,960	$215,326

Liabilities and Stockholders' Deficit

Current Liabilities
Bank overdraft	$10,234	$-
Accounts payable	563,935	539,562
Accrued expenses	1,100,404	821,452
Settlement agreement liability	177,185	173,091
License agreement liability	1,371,000	1,267,500
Current notes payable	193,606	133,264
Debt derivative liability	1,281,856	1,805,482
Warrant derivative liability	25,572	31,266
Convertible notes payable, net	546,000	546,000
Revolving line of credit	2,752,683	2,374,621

Total Current Liabilities	8,022,475	7,692,238

Long term notes payable	7,400	67,742
Total Liabilities	8,029,875	7,759,980

Stockholders' Deficit
(Adjusted for impact of 1-for-20 reverse split)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,290,000,000 shares authorized; 68,549,175
and 60,929,085 issued and outstanding as of September 30, 2009 and	1,325,182	1,218,582
December 31, 2008 respectively
Additional paid-in capital	43,973,781	43,920,439
Escrow Shares	(713,087)	(713,087)
Accumulated deficit	(52,492,791)	(51,970,588)
Total Stockholders' Deficit	(7,906,915)	(7,544,654)

Total Liabilities and Stockholders' Equity (Deficit)	$122,960	$215,326

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc
Statements of Operations
UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenue
Net Revenue	$79,243	$147,593	$246,475	$481,717
Cost of good sold	53,659	99,870	160,420	294,080

Gross profit	25,584	47,723	86,055	187,637

Operating Expenses

Selling, general and administrative	324,370	603,144	944,038	2,454,776

Total Operating Expenses	324,370	603,144	944,038	2,454,776

Loss from Operations	(298,786)	(555,421)	(857,983)	(2,267,139)

Other Income (Expense)
Interest expense	(73,675)	(134,880)	(189,440)	(629,358)
Gains (loss) from change in derivative liability	2,771,046	64,315	529,320	1,967,089
Other income (expense)	(10,476)	10,231	(4,100)	10,231

Total Other Income (Expense)	2,686,895	(60,334)	335,780	1,347,962

Net loss before taxes	2,388,109	(615,755)	(522,203)	(919,177)

Income taxes	-	-	-	(800)

NET INCOME (LOSS)	$2,388,109	$(615,755)	$(522,203)	$(919,977)

Loss Per Share
Basic	$0.03	$(0.01)	$(0.01)	$(0.02)

Number of shares used in calculation of loss per share
Basic and diluted (Adjusted for impact of
1-for-20 reverse split)	68,525,711	50,389,200	65,647,738	43,645,050

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

One Voice Technologies, Inc
Statements of Cash Flows
(UNAUDITED)
	NINE MONTH ENDED
	SEPTEMBER 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(522,203)	$(919,977)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,352	156,154
Debt issue costs and debt discount amortization	-	439,358
(Gain) loss on debt derivative liability	(523,626)	261,754
(Gain) loss on warrant derivative liability	(5,694)	(2,252,843)
Common stock issued for services rendered	11,040	552,408
Common stock issued for liquidated damages	-	24,000
Stock based compensation	43,308	75,484
Non cash assets placed in service for India Launch	(23,645)	-
Settlement liability	4,094	-
License agreement liability	103,500	86,500

Changes in certain assets and liabilities
Accounts receivable	48,597	(96,904)
Inventory	266	(19,506)
Prepaid expenses	41,130	(24,815)
Accounts payable	24,373	246,945
Accrued expenses	291,108	449,958
Deferred rent	-	1,826

Net Cash Used in Operating Activities	(482,400)	(1,019,658)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,221)

Net Cash Provided by (Used in) Investing Activities	-	(3,221)

Cash Flows from Financing Activities:
Bank overdraft	10,234	8,000
Proceeds from revolving line	471,500	1,000,000

Net Cash Provided by (Used in) Financing Activities	481,734	1,008,000

Net Increase (Decrease) in Cash and Cash Equivalents	(666)	(14,879)
Cash and Cash Equivalents - Beginning of Year	666	14,879

Cash and Cash Equivalents - End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Interest	$-	$-
Income taxes paid	-	800

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Common stock issued upon conversion of debt	$105,594	$1,264,710

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

Effective June 16, 2009, the Company completed a 1-for-20 reverse split of its common stock as approved by a majority vote of the Company's stockholders on May 22, 2009.  As of June 16, 2009 the Company’s shares began trading on a split adjusted basis under the new symbol OVOE.  See Note 13 to the financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS:

The accompanying audited financial statements represent the financial activity of One Voice Technologies, Inc. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such rules and regulations. These financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception of $52,492,791 and used cash from operations of $482,400 during the nine months ended September 30, 2009.  The Company also has a working capital deficit of $7,955,019 of which $1,307,428 represents non-cash warrant and debt derivative liabilities.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also has a stockholders' deficit of $7,906,915 as of September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Historically, management has been able to obtain capital through either the issuance of equity or debt, and is currently seeking such financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, management is currently pursuing revenue-bearing contracts utilizing various applications of its technology including wireless technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of $277,177 and $135,289, respectively.

CONCENTRATION OF CUSTOMER

The Company generated 82% of total revenues from three major customers in the nine month period ended September 30, 2009.  The accounts receivable balance for these customers at September 30, 2009 represented 72% of the total net accounts receivable.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company's standard shipping terms, FOB The Company, title passes upon shipment to the customer. The Company ships a portion of its hardware and software products on consignment. Revenue for these products is recognized when title passes to the end consumer. These products are included in the Company’s inventory totals for the nine months ended September 30, 2009 and year ended December 31, 2008.

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

The Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., patents). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an asset

As of September 30, 2009, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset's fair value, an impairment loss is recognized for the difference.

CONVERTIBLE NOTES AND FINANCIAL INSTRUMENTS WITH EMBEDDED FEATURES

The Company accounts for conversion options embedded in convertible notes in accordance with "Accounting for Derivative Instruments and Hedging Activities", as codified in ASC 815 and ASC 460 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("ASC 815, 460”). ASC 815 generally requires Companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 460. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to ASC 815 and further clarified in ASC 815 "The Meaning of "Conventional Convertible Debt Instrument" in ASC 815, 460.

The Company accounts for convertible notes (if deemed conventional) in accordance with the provisions of ASC 470 "Accounting for Convertible Securities with Beneficial Conversion Features," ("ASC 470"), ASC 260, 470 "Application of ASC 470 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Company’s convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock.

COMMON STOCK PURCHASE WARRANTS AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of ASC 815, 460. Based on the provisions of ASC 815, 460, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

The net (loss) per common share for the nine months ended September 30, 2009 and 2008 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible debt.

The following table is a reconciliation of the numerator (net income / (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009 (Adjusted for impact of 1-for-20 reverse split)	2008 (Adjusted for impact of 1-for-20 reverse split)

NUMERATOR - basic net income	$(522,203)	$(919,977)
DENOMINATOR- BASIC
Weighted average common shares outstanding	65,647,738	43,645,050
DENOMINATOR-DILUTIVE
Weighted average common shares outstanding	--	--

TOTAL BASIC AND DILUTED SHARES	65,647,738	43,645,050

NET INCOME PER SHARE- BASIC	$(0.01)	$(0.02)

NET INCOME PER SHARE- DILUTED	$(0.01)	$(0.02)

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE (CONTINUED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009 (Adjusted for impact of 1-for-20 reverse split)	2008 (Adjusted for impact of 1-for-20 reverse split)

POTENTIAL DILUTIVE COMMON SHARES:

Convertible debentures	344,740,804	74,152,263
Options	2,859,850	3,146,700
Warrants	9,907,467	13,795,345
Escrow shares	2,093,945	0

TOTAL POTENTIAL DILUTIVE SHARES	359,602,066	91,094,308

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted ASC 505, 718 (Revised 2004), "Share Based Payment," ("ASC 505, 718"), using the modified prospective method. In accordance with ASC 505, 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

During the nine months ended September 30, 2009 and 2008, the Company recorded $43,308 and $75,484 respectively, in non-cash charges for stock based compensation.

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

COMPREHENSIVE INCOME

The Company has adopted ASC 220, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the nine months ended September 30, 2009 and 2008, the Company's comprehensive income (loss) had equaled its net income (loss). Accordingly, a statement of comprehensive loss is not presented.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have a material impact on our consolidated financial statements and results of operations.

In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including: (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements (Note 10).  The new standards were required to be adopted for interim periods ending after June 15, 2009. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued accounting standards under ASC Topic “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). Implementation of this standard does not have a material impact on our financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

In December 2007, the Financial Accounting Standards Board (FASB) amended its existing standards for noncontrolling interests in consolidated financial statements, which was effective for interim and annual fiscal periods beginning after December 15, 2008.  The new standard established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  The new standard defined a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The new standard required, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity, separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these provisions did not have a material effect on our financial statements.

In March 2008, the FASB amended its existing standards for disclosures about derivative instruments and hedging activities, which was effective for interim and annual fiscal periods beginning after November 15, 2008.  The new standards require enhanced

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

disclosures about a company’s derivative and hedging activities.  For additional information regarding derivative instruments and hedging activities, (see Note 9).

In June 2009, the FASB amended its existing standards for subsequent events, which was effective for interim and annual fiscal periods ending after June 15, 2009, and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard established the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date and the disclosures that should be made about events or transactions that occurred after the balance sheet date.  The adoption of these provisions did not have a material effect on our financial statements.

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustments to such financial statements or other disclosure.  This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC.  For the financial statements as of and for the periods ending September 30, 2009, this date was November 19, 2009.

Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including: (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements (Note 10).  The new standards were required to be adopted for interim periods ending after June 15, 2009 and did not impact the Company’s financial statements.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.    PREPAID EXPENSES

	NINE MONTHS
	ENDED	YEAR ENDED
	September 30, 2009	December 31, 2008

Rents	--	8,514
Business and health insurance	--	8,971
Assets held for use in 2009 launch	--	23,645
TOTAL	$--	$41,130

4.    PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

	NINE MONTHS
	ENDED	YEAR ENDED
	September 30, 2009	December 31, 2008
Computer equipment	754,993	731,281
Website development	38,524	38,524
Equipment	1,565	1,565
Furniture and fixtures	9,430	9,430
Telephone equipment	5,365	5,365
Molds and tooling	120,217	120,214
TOTAL	930,094	906,379
Less accumulated depreciation	(891,159)	(879,924)
NET PROPERTY AND EQUIPMENT	$38,935	$26,455

	NINE MONTHS
	ENDED	YEAR ENDED
	September 30, 2009	December 31, 2008
Patents	212,063	$212,062
Trademarks	243,259	243,259
Software licensing	1,145,322	1,145,322
Software development costs	1,675,601	1,675,601
TOTAL	3,276,245	3,276,244
Less accumulated amortization	(3,264,408)	(3,250,220)
NET INTANGIBLE ASSETS	$11,837	$26,024

Depreciation and amortization expense totaled $25,352 and $156,154 for the nine months ended September 30, 2009 and 2008, respectively.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    ACCRUED EXPENSES

	NINE MONTHS
	ENDED	YEAR ENDED
	September 30, 2009	December 31, 2008

Accrued salaries	$360,706	$260,154
Accrued vacation & 401k	81,516	101,468
Accrued interest	562,414	385,129
Accrued commission	1,026	1,026
Accrued taxes	46,983	25,917
Accrued payables (other)	47,759	47,758
TOTAL	$1,100,404	$821,452

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

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.    SETTLEMENT AGREEMENT LIABILITY (CONTINUED)

LJCI has contractually agreed to restrict their ability to exercise the Escrow Shares such that the number of shares of the Company common stock held by it does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

Upon receipt of the Owed Amount, LJCI will file a Satisfaction of Judgment in the appropriate court and grant the Company a release from any and all actions related to the Action.  The current balance owed to LJCI is $177,185.

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

o
During the period of January 1, 2007 thru March 31, 2008 the following payments were allocated as follows: $6,000 paid monthly by the Company to Philips Speech Processing.  The monthly remaining balance of $11,500 due to Philips Speech Processing is to be paid by the Company in the form of a non-interest bearing note payable to Philips Speech Processing.

As of September 30, 2009 the note payable balance due Philips Speech Processing was $1,371,000.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.    NOTES PAYABLE

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

As of September 30, 2009 the short term note payable balance due Maguire Properties-Regents Square LLC was $93,606 with the remaining balance classified as long term notes payable. The Company has not made any payments towards this note, but has continued to accrue interest at the stated rate of 10% per annum.

As of September 30, 2009 the long term notes payable balance due Maguire Properties-Regents Square LLC. was $7,400.

At September 30, 2009 and December 31, 2008 the principal balance on the long term portion of notes payable was $7,400 and $67,742, respectively. Accrued interest as of September 30, 2009 is $13,075.

On August 8, 2003 the Company entered into a note payable in the amount of $100,000 with an interest rate of 8% per annum. The note matured on August 8, 2008, but remains outstanding in full at September 30, 2009.  As of September 30, 2009, the Company is on default on this note.

9.    DEBT DERIVATIVE LIABILITY

Since inception, the Company has entered into several convertible debt financing agreements with several institutional investors. Embedded within these convertible financing transactions are derivatives which require special treatment pursuant with ASC 815 and ASC 460. The derivatives include but are not limited to the following characteristics:

o	Beneficial conversion features
o	Early redemption option
o	Registration rights and associated liquidated damage clauses

As a result of the valuation conducted as of September 30, 2009 the Company has incurred a net non-cash loss of $523,626 for the nine months ended September 30, 2009.

The liability valuation calculated at September 30, 2009 and December 31, 2008, resulted in the fair value of the debt derivative liability being $1,281,856 and $1,805,482 respectively.

10.     WARRANT DERIVATIVE LIABILITY

Since inception, the Company has issued warrants in connection with convertible debt financing agreements and private placements that required analysis in accordance with ASC 815 and ASC 460. ASC 815 and ASC 460 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. Evaluation of these conditions under ASC 815 and ASC 460 resulted in the determination that these warrants are classified as a derivative liability. In accordance with ASC 815 and ASC 460, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The Company valued all warrant derivative liabilities as of September 30, 2009 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 256%, risk free interest rate of 1.45% and a remaining contractual life ranging from 0.1 years to 1.9 years.

As a result of the valuation conducted, the Company incurred net non-cash gain of $5,694 for the nine months ended September 30, 2009.

The liability valuation calculated at September 30, 2009 and December 31, 2008, resulted in the fair value of the warrant derivative liability being $25,572 and $31,266, respectively.

ONE VOICE TECHNOLOGIES, INC.
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

The original Revolving Credit Note agreement has been amended twenty-one times since inception. On the second amendment the principal and interest payment terms by the Company to the lender had changed. The original note payment terms were that all outstanding principal and interest were to be paid in cash by the Company upon maturity of the note.

The amendment provided an option to convert the outstanding balance into shares of the Company's restricted common stock. The following conversion privileges apply:

The lender may elect to convert at a conversion rate of the lower of (i)$0.015 or (ii)80% of the lowest 3 day trading price of the past 30 trading days.

On June 21, 2009, the Company entered into the Third Modification Agreement to increase the maximum borrowing by the Company and to modify the conversion price contained in the Second Amendment noted above.  In addition, the terms were extended to June 21, 2011.  The Second Amendment was modified as follows:

“The foregoing notwithstanding, Interest and principal shall be payable in restricted shares of Debtor’s Common Stock valued at $0.001.”

Since inception the Company has borrowed $3,139,000 against the revolving note. During the same period the Company paid $386,317 against the outstanding balance for a total net borrowing of $2,752,683 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2009 the outstanding principal amount owed to the Investors is $2,752,683. Interest accrued on the outstanding principal is $357,253 as of September 30, 2009.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.    CONVERTIBLE NOTES PAYABLE SUMMARY

ISSUANCE SUMMARY
NINE MONTHS
	ENDED	YEAR ENDED
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Principal	$-	$-
Warrants issued A&B	-	-

CONVERSION SUMMARY
	NINE MONTHS
	ENDED	YEAR ENDED
	SEPTEMBER30, 2009	DECEMBER31, 2008
	(Adjusted for impact of 1-for-20 reverse split)	(Adjusted for impact of 1-for-20 reverse split)
Principal and interest Converted	$105,594	$1,304,671
Shares converted	6,614,213	20,312,535
Average share conversion price	$0.016	$0.06

On September 7, 2007, the Company entered into a subscription agreement (the "Agreement") with accredited investors and/or qualified institutional investors (the "Investors") pursuant to which the investors subscribed to purchase an aggregate principal amount of $420,000 in convertible promissory notes for an aggregate purchase price of $210,000. The Company also issued 10,000,000 Class A common stock purchase warrants to the Investors. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.02 per share. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The initial discount of $412,410 will be expensed over the term of the agreement using the straight line method.  The fair value of the warrants of $25,572 using the Black Scholes option pricing model is recorded as a derivative liability. The proceeds of the offering were used to make payment towards a legal settlement agreement.

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

No convertible debt agreements have been entered into during the nine months ended September 30, 2009.

The Company must file a registration statement (Form SB-2) with the SEC for all the above financing transactions. Filing date is typically between 90 and 120 days of the transaction date.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13.    COMMON STOCK

Effective June 16, 2009, the Company completed a 1-for-20 reverse split of its common stock as approved by a majority vote of the Company's stockholders on May 22, 2009.  As of June 16, 2009 the Company’s shares began trading on a split adjusted basis under the new symbol OVOE. All references to equity have been adjusted for the impact of the 1-for-20 reverse split.

The following is a summary of transactions that had an impact on equity:

	NINE MONTH ENDED SEPTEMBER 30, 2009			YEAR ENDED DECEMBER 31, 2008
		AVERAGE			AVERAGE
	SHARES	SHARE		SHARES	SHARE
	ISSUED (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	VALUE	ISSUED (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	VALUE

Debt conversions	6,614,213	0.016	105,594	20,312,535	0.064	1,304,671
Issuance of stock in exchange for services	1,005,875	0.025	11,040	2,960,268	0.187	552,407
Stock issued for liquidated damages	-	-	-	150,000	0.160	24,000
Shares in escrow	-	-	-	593,945	0.190	113,087
Total	7,620,088	0.017	116,634	24,016,748	0.083	1,994,165

CONVERTIBLE DEBT CONVERSION BY INVESTOR

During the nine months ended September 30, 2009, the Company issued 7,620,088 shares of its restricted common stock, adjusted for impact of 1-for-20 reverse split, having a market value of $116,634 as settlement of convertible debt.

14.    OTHER INCOME (EXPENSE)
Other income totaled $335,780 and $1,347,962 for the nine months ended September 30, 2009 and 2008, respectively.

Other income consist of:

                OTHER INCOME / (EXPENSE) SUMMARY

	NINE MONTH ENDED
	SEPTEMBER 30,
	2009	2008
Interest expense	$(189,440)	$(629,358)
Gain / (Loss) on warrant and debt derivatives	529,320	1,967,089
Other income	(4,100)	10,231
Total other income / (expense)	$335,780	$1,347,962

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.    OTHER INCOME (EXPENSE) (CONTINUED)

INTEREST EXPENSE

                                                INTEREST EXPENSE SUMMARY

	NINE MONTH ENDED
	SEPTEMBER 30,
	2009	2008
Debt issue cost	--	31,939
Discount amortization	--	407,419
Interest	189,440	190,000
TOTAL	$189,440	$629,358

For nine months ended September 30, 2009 and 2008, interest expense was $189,440 compared to $629,358 respectively. A decrease of $439,918 or 70%.

Interest expense is composed of three very distinct transactions, which vary in their financial treatment. Below is a brief explanation of the nature and treatment of these expenses.

1. Monthly amortization of debt issue costs related to securing convertible debt Financing (legal fees etc...).

This represents a non-cash related transaction.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

For the three months ended September 30, 2009 and 2008, interest expense related to debt issue costs was $0 compared to $31,939, respectively.

2. Monthly amortization of the embedded discount features within convertible debt financing.

This represents a non-cash transaction.

For the nine months ended September 30, 2009, and 2008, interest expense related to the amortization of discount was $0 compared to $407,419 respectively.

3. Monthly accrued interest related to notes payable and convertible notes payable financing.

This represents a future cash transaction if the convertible interest accrued is not converted into common stock. No accrued interest related to convertible notes payable has been paid in cash during the nine months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009 and 2008, interest expense related to notes payable and convertible notes payable was $189,440 compared to $190,000, respectively.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.     OTHER INCOME / (EXPENSE) (CONTINUED)

GAIN ON DEBT DERIVATIVES

For the nine months ended September 30, 2009 and 2008, non-cash gains / (losses) recorded on debt derivatives were $523,626 and ($261,754) respectively.

See Note 9 in the accompanying notes to the financial statements for a full description of the nature of debt derivative transactions.

LOSS ON WARRANT DERIVATIVES

For the nine months ended September 30, 2009 and 2008, non-cash gains recorded on warrant derivatives were $5,694 and $2,252,843 respectively.

See Note 10 in the accompanying notes to the financial statements for a brief description of the nature of warrant derivative transactions.

15.    COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under a lease that expires in 2009. The Company does not have future minimum rental payments required under operating leases that have non cancelable lease terms in excess of one year as of September 30, 2009.

Rent expense amounted to $37,993 and $102,945 for the nine months ended September 30, 2009 and 2008 respectively. The decrease of $64,952 is attributed to the relocation of the corporate office in March 2009 to a less expensive facility

16.    INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

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

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.    INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

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

The total intrinsic value of vested options relating to employee and director compensation at September 30, 2009 was $0. The intrinsic value of $0 is due to the closing stock price subsequent to the June 16, 2009 1-for-20 reverse stock split at September 30, 2009 of $0.015 being lower than any vested option grant price.

For the nine months ended September 30, 2009 and 2008, there was $43,308 and $75,484 of total compensation expense recorded by the Company related to share-based compensation.

As of September 30, 2009, there was approximately $0 of total unrecognized compensation cost related to share-based compensation arrangements with employees, directors and contractors.

The Company's adjusted closing stock price subsequent to the June 16, 2009 1-for-20 reverse stock split reported by NASDAQ listed under symbol OVOE at September 30, 2009 was $0.015 per share.

STOCK OPTIONS ACTIVITY

The following table is a summary for the two stock compensation plans adopted by the Company as of September 30, 2009.

	NINE MONTH ENDED SEPTEMBER 30, 2009
	NUMBER OF SHARES AUTHORIZED	NUMBER OF SHARES OUTSTANDING	NUMBER OF SHARES AVAILABLE FOR GRANT
	(Adjusted for impact of 1-for-20 reverse split)	(Adjusted for impact of 1-for-20 reverse split)	(Adjusted for impact of 1-for-20 reverse split)

Year 1999 plan	150,000	37,350	-
Year 2005 plan	3,000,000	2,822,500	290,150
Total	3,150,000	2,859,850	290,150

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.    INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity and related information is as follows for the year ended September 30, 2009 and 2008, respectively.

	NINE MONTHS ENDED SEPTEMBER 30,
	2009		2008
		WEIGHTED		WEIGHTED
	NUMBER OF	AVERAGE	NUMBER OF	AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE
	OUTSTANDING (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	OUTSTANDING (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	3,071,700	$1.10	3,146,700	$1.08
Options granted	0	N/A	0	N/A
Options exercised	0	N/A	0	N/A
Options terminated	(211,850)	N/A	0	N/A

OPTIONS OUTSTANDING AT END OF 3RD QUARTER	2,859,850	1.04	3,146,700	1.08

OPTIONS EXERCISABLE AT END OF 3RD QUARTER	2,859,850	$1.04	2,646,700	$1.22

The following table summarizes the number of options authorized by the plan and available for distribution as of September 30, 2009 and 2008, respectively.

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
	NUMBER OF	NUMBER OF
	SHARES (Adjusted for impact of 1-for-20 reverse split)	SHARES (Adjusted for impact of 1-for-20 reverse split)

Beginning options available for grant	78,300	3,300
Add: Additional options authorized	--	--
Less: Options granted	--	--
Add: Options terminated	211,850	--
ENDING OPTIONS AVAILABLE FOR DISTRIBUTION	290,150	3,300

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.     INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

The following tables summarize the number of option shares, the weighted average exercise price and the weighted average life (by years) by price range for both total outstanding options and total exercisable options as of September 30, 2009 and 2008, respectively.

	NINE MONTHS ENDED SEPTEMBER 30, 2009
	TOTAL OUTSTANDING			TOTAL EXERCISABLE
		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
		EXERCISE			EXERCISE
PRICE RANGE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE

$136.00 - $256.00	11,250	$137.78	0.88	11,250	$137.78	0.88

$6.40 - $40.00	26,100	17.78	1.75	26,100	17.78	1.75

$0..32 - $3.80	2,822,500	0.34	5.49	2,822,500	0.34	5.49

TOTAL	2,859,850	$1.04	5.43	2,859,850	$1.04	5.43

	NINE MONTHS ENDED SEPTEMBER 30, 2008
	TOTAL OUTSTANDING			TOTAL EXERCISABLE
		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
		EXERCISE			EXERCISE
PRICE RANGE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	LIFE

$136.00 - $256.00	12,000	$143.16	2.14	12,000	$143.16	2.14

$6.40 - $40.00	34,700	17.34	3.03	34,700	17.34	3.03

$0..32 - $3.80	3,100,000	0.34	6.73	2,600,000	0.34	7.22

TOTAL	3,146,700	$1.08	6.67	2,646,700	$1.22	7.14

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.     INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of option activity and the average intrinsic value that relate to employee, director and contractor compensation as of September 30, 2009 and 2008, respectively is presented below:

	NINE MONTHS ENDED SEPTEMBER 30, 2009
		WEIGHTED
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS		AVERAGE		AVERAGE
AND DIRECTOR COMPENSATION		GRANT-DATE		INTRINSIC
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	LIFE	VALUE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	3,071,700	$1.04	7.17	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	(211,850)	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 3RD QUARTER	2,859,850	$1.04	5.43	N/A
OPTIONS EXERCISABLE AT END OF 3RD QUARTER	2,859,850	$1.04	5.43	N/A

	NINE MONTHS ENDED SEPTEMBER 30, 2008

		WEIGHTED
OPTIONS RELATING TO EMPLOYEE, CONSULTANTS		AVERAGE		AVERAGE
AND DIRECTOR COMPENSATION		GRANT-DATE		INTRINSIC
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	LIFE	VALUE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	3,146,700	$1.08	0.05	N/A
Options granted	-	N/A	N/A	N/A
Options exercised	-	N/A	N/A	N/A
Options terminated	-	N/A	N/A	N/A
OPTIONS OUTSTANDING AT END OF 3RD QUARTER	3,146,700	$1.08	6.67	N/A
OPTIONS EXERCISABLE AT END OF 3RD QUARTER	2,646,700	$1.22	7.14	N/A

Note: Assumes only options above water are to be exercised, the closing stock price is under the price of any options granted. Calculation is based on closing stock price of $ 0.015 per share, adjusted for impact of 1-for-20 reverse split, dated September 30, 2009 and $ 0.05 per share, adjusted for impact of 1-for-20 reverse split, dated September 30, 2008.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.    INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of September 30, 2009 and 2008, and changes during the periods ended September 30, 2009 and 2008, respectively is presented below:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009		2008
		WEIGHTED		WEIGHTED
NON VESTED OPTIONS RELATING TO EMPLOYEE,		AVERAGE		AVERAGE
CONSULTANTS AND DIRECTOR COMPENSATION		GRANT-DATE		GRANT-DATE
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	FAIR VALUE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	241,667	$0.18	3,146,700	$0.32
Options granted	-	N/A	-	N/A
Options exercised	-	N/A	-	N/A
Options vested	(241,667)	0.18	(2,646,700)	0.34
Options terminated	-	N/A	-	N/A
NON VESTED AT END OF 3RD QUARTER	-	N/A	500,000	$0.38

In addition to the assumptions in the below table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

Expected dividend yield	0.00%
Expected volatility	113.00%
Average risk-free interest rate	4.74%
Expected life (in years)	2.16 to 8.07

The above options carry vesting dates as follows: 1/3 of the options vest on the grant date, 1/3 of the options vest one year after the grant date, the final 1/3 of the options vest two years after the grant date.

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

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16.    INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN (CONTINUED)

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits for the nine months ended September 30, 2009 and 2008. Prior to the adoption of ASC 505, 718, those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

17.    WARRANTS

As a normal business practice, the Company grants warrants to investors who participate in the financing of the Company. Warrants issued are an additional incentive to the investors and also provide additional cash flow for the Company upon exercise.

At September 30, 2009, the Company had warrants outstanding that allow the holders to purchase up to 9,907,467 shares of common stock, adjusted for impact of 1-for-20 reverse split.

At September 30, 2009, the weighted average remaining contractual life of the warrants was approximately 16 months.

ONE VOICE TECHNOLOGIES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17.    WARRANTS (CONTINUED)

The number and weighted average exercise prices of the warrants for the nine months ended September 30, 2009 and 2008 are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009		2008
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)	# OF SHARES (Adjusted for impact of 1-for-20 reverse split)	PRICE (Adjusted for impact of 1-for-20 reverse split)

Outstanding at beginning of year	13,795,345	$0.32	13,802,637	$0.28
Warrants granted	-	N/A	-	N/A
Warrants exercised	-	N/A	-	N/A
Warrants terminated	(3,887,879)	N/A	(7,292)	N/A

WARRNATS OUTSTANDING AT END OF 3rd QUARTER	9,907,466	$0.32	13,795,345	$0.28

WARRNATS EXERCISABLE AT END OF 3rd QUARTER	9,907,466	$0.32	13,795,345	$0.28

18.    REVERSE STOCK SPLIT

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

19.    SUBSEQUENT EVENTS

There are no material subsequent events noted.

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

Based on our patented technology, One Voice offers voice solutions for the Telecom and Interactive Multimedia markets. Our telecom solutions allow business and consumer phone users to voice dial, group conference call, read and send e-mail and instant messages, all by voice. We offer PC Original Equipment Manufacturers (OEM's) the ability to bundle a complete voice interactive computer assistant which allows PC users to talk to their computers to quickly play digital media (music, videos, DVD) along with read and send e-mailmessages, SMS text messaging to mobile phones, PC-to-Phone calling (VoIP) and PC-to-PC audio/video.

The Company believes that the presence of voice technology as an interface in mobile communications and PC computing is of paramount importance. Voice interface technology makes portable communications more effective and safer to use and it makes communicating with a PC to play digital content, such as music, videos and photos, easier for consumers. One Voice's development efforts currently are focused on the Telecom markets and more specifically on mobile communications from a cell phone and directory assistance.

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

The Company's strategy, in the telecom sector, is to continue aggressive sales and marketing activities for our voice solutions, which we believe, may result in increased deployments and revenue stream. The product offerings will encompass both the MobileVoice(TM) suite of solutions as well as our Directory Assistance 411 service.

In 2006, the Company signed a deployment contract with the residential group within TELMEX for deployment of One Voice's MobileVoice solutions to the over 19 million TELMEX subscribers throughout Mexico. The MobileVoice service was launched to TELNOR subscribers, a TELMEX subsidiary, in October, 2007 as a TELNOR branded service called IRIS. For information on IRIS visit http://www.yosoyiris.com or http://www.telnor.com. The MobileVoice (IRIS) service has tested and performed very well as anticipated. We are working closely with TELNOR to ensure the IRIS service is very successful and the feedback to date has been very positive. We are currently working with TELNOR to relaunch IRIS as a standard bundle in 2010 included with all new and existing TELNOR Package customers.  TELNOR has sent us a new agreement for services to be launched in 2010 which we are currently in review and anticipate signing before year-end 2009.  Subsequent to this relaunch within TELNOR, TELMEX will evaluate the results and make a determination regarding a national launch as a bundle to all TELMEX Package customers.

 In October 2007 both the Company and Mantec Consultants ("Mantec") entered into a contract with Mahanagar Telephone Nigam Ltd. ("MTNL") of India to provide MobileVoice services to MTNL's over 7 million subscribers. Mantec is One Voice's local sales associate in India. MTNL is owned and operated by the Government of India. The Company and Mantec are currently working on deployment of hardware and systems integration with MTNL. According to MTNL, the MobileVoice service will be made available to MTNL's existing subscribers for MobileVoice email by phone service and the total expected customers for this service is .92 million within the first 24 months. MTNL has set the monthly subscription price of $Rs. 50/- (Rupees) monthly per subscriber out of which the Company has a 30% share. We anticipate the MTNL revenue stream to grow as we launch additional MobileVoice services including voice dialing, group call and voice-to-SMS services. In order to expedite the launch with MTNL we decided to initially launch email by phone and the revenue projections given by the marketing department of MTNL reflect the email by phone service only. We anticipate this revenue projection to grow as additional MobileVoice services are launched to MTNL subscribers. We launched our services by MTNL in June, 2009.  On July 31, 2009 MTNL officially launched their marketing campaign to their subscribers in the Delhi region and  to date we have several thousand subscribers for our service.The revenue generated from this launch with MTNL should have a material impact on the Company in future periods.

In the US, the Company has finalized initial system and acceptance testing with a domestic carrier with over 10 million subscribers.  We are currently in the final testing phase with this carrier and have been working closely with them to customize our system according to their testing feedback.  We are also negotiating terms and conditions and anticipate a short market trial with several thousand of their subscribers in early 2010 with set criteria for determining success to launch the service to their entire subscriber base.

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

The Company has changed our focus from in-store on-shelf retail sales to only offering online downloadable retail versions.  The Company’s retail products are now available for immediate purchase and download on the new Dell Download Store at http://downloadstore.dell.com.

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

The following is a discussion that relates to certain financial transactions and the results of operations for the three months ended September 30, 2009 and 2008.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

ONE VOICE TECHNOLOGIES INC. SELECTED STATEMENT OF OPERATIONS INFORMATION
	THREE MONTHS ENDED		FAV/ (UN FAV)	PERCENTAGE
	SEPTEMBER30, 2009	SEPTEMBER30, 2008	CHANGE	CHANGE

Net Revenue	$79,243	$147,593	(68,350)	-46%
Cost of goods sold	53,659	99,870	46,211	46%

GROSS PROFIT	25,584	47,723	(22,139)	-46%

General and administrative expenses	(324,370)	(603,144)	(278,774)	-46%

Other income (expense)	2,686,895	(60,334)	2,747,229	4,553%

NET INCOME (LOSS) BEFORE INCOME TAX	2,388,109	(615,755)	3,003,864	488%
Income tax expense	--	--	--	0%
Net income / (loss)	$2,388,109	$(615,755)	3,003,864	488%

REVENUES

Net revenues totaled $79,243 and $147,593 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $68,350 or 46% was due to certain Telecom contracts expired in 2008 after their initial 3-year term.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2009 and 2008 totaled $53,659 and $99,870, respectively.  The decrease of $46,211 or 46% was primarily due to the decrease in revenues during the year and a decreased employee headcount.  These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses totaled $324,370 and $603,144 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $278,774 or 46% was primarily due to decreases in salary and compensation , a decrease in accounting and legal fees, and a decrease in depreciation and amortization for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

SALARY AND COMPENSATION

Salary and wage related expenses totaled $151,183 and $321,435 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $170,252 or 53% was primarily due to voluntary reductions in salaries for current employees, paired with headcount reductions.

ACCOUNTING AND LEGAL

The Company incurred accounting and legal fees of $17,558 and $84,673 for the three months ended September 30, 2009 and 2008, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense totaled $8,201 and $10,687 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $2,486 or 23% is due to the full depreciation and amortization of certain assets during 2008 and additions in June 2009 that had no impact on depreciation and amortization for the quarter.

OTHER INCOME

Other income / (expense) totaled $2,686,895 and $(60,334) for the three months ended September 30, 2009 and 2008, respectively. The increase in expense of $2,747,229 can be directly related to non cash income / (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

(LOSS) ON DERIVATIVES

For the three months ended September 30, 2009 and 2008, gains (losses) recorded on derivatives were $2,771,046 and $64,315, respectively.

See Notes 9 and 10 in the accompanying notes to the financial statements for a brief description of the nature of the debt derivative and warrant derivative transactions.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS

Non-cash related expense items of $2,748,409 are reflected in the net income for the three months ended September 30, 2009. In this example the non-cash expense items are added back, and non cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

THREE MONTHS ENDED
 SEPTEMBER 30, 2009

Depreciation and amortization	8,201
Stock compensation expense	14,436
Loss on warrant and debt derivatives	(2,771,046)
TOTAL NON-CASH RELATED EXPENSE ITEMS	(2,748,409)

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

The following is a discussion that relates to certain financial transactions and the results of operations for the nine months ended September 30, 2009 and 2008.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009.

ONE VOICE TECHNOLOGIES INC. SELECTED STATEMENT OF OPERATIONS INFORMATION
	NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	FAV/ (UN FAV)CHANGE	PERCENTAGE CHANGE
Net Revenue	$246,475	$481,717	$(235,242)	-49%
Cost of goods sold	160,420	294,080	133,660	45%

GROSS PROFIT	86,055	187,637	(101,582)	-54%

General and administrative expenses	944,038	2,454,776	1,510,738	62%

Other income	335,780	1,347,962	(1,012,182)	-75%

NET LOSS BEFORE INCOME TAX	(522,203)	(919,177)	396,974	43%

Income tax expense	--	(800)	800	100%
Net income / (loss)	$(522,203)	$(919,97703)	397,774	43%

REVENUES

Net revenues totaled $246,475 and $481,717 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $235,242 or 49% was due to certain Telecom contracts expired in 2008 after their initial 3-year term.

COST OF GOODS SOLD
Cost of goods sold for the nine months ended September 30, 2009 and 2008 totaled $160,420 and $294,080 respectively.  The decrease of $133,660 or 45% was primarily due to the decreases in revenues during the year and a decreased employee headcount.  These expenses specifically relate to licensing agreements and telecommunication expenses that allow the voice recognition products offered to be functional.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses totaled $944,038 and $2,454,776 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $1,510,738 or 62% was primarily due to decreases in salary and compensation, a decrease in accounting and legal fees, and a decrease in depreciation and amortization for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

SALARY AND COMPENSATION
Salary and wage related expenses totaled $486,603 and $923,281 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $436,678 or 47% was primarily due to voluntary reductions in salaries for current employees, paired with headcount reductions.

ACCOUNTING AND LEGAL
The Company incurred accounting and legal fees of $58,091 and $230,651 for the nine months ended September 30, 2009 and 2008, respectively.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense totaled $25,352 and $156,154 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $130,802 or 84% was due to the full amortization of capitalized costs associated with the design and development during the nine months ended September 30, 2008 of a product for which the completion and launch time frame could not be accurately estimated by management.

OTHER INCOME (EXPENSE)
Other income / (expense) totaled $335,780 and $1,347,962 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the expense of $1,012,182 can be directly related to non cash (expense) activity, more specifically the revaluation of both debt and warrant derivatives.

(LOSS) ON DERIVATIVES
For the nine months ended September 30, 2009 and 2008, non-cash gains recorded on debt and warrant derivatives were $529,320 and 1,967,089 respectively.
See Notes 9 and 10 in the accompanying notes to the financial statements for a brief description of the nature of debt and warrant derivative transactions.

OTHER INCOME / (EXPENSE)
For nine months ended September 30, 2009 and 2008, the Company incurred ($4,100) compared to other income of $10,231 respectively.

LIQUIDITY AND CAPITAL RESOURCES

NON-CASH ITEMS AFFECTING THE COMPANY'S NET LOSS
Non-cash related (income) / expense items of items of ($460,660) are reflected in the net (loss) for the nine months ended September 30, 2009. In this example non-cash expense items are added back, and non-cash income items are deducted from the Company's net income / (loss).

Non-cash items consisted of the following items:

NINE MONTHS ENDED
 SEPTEMBER 30, 2009

Depreciation and amortization	25,352
Stock compensation expense	43,308
(Gain) on warrant and debt derivatives	(529,320)
TOTAL NON-CASH RELATED (INCOME) / EXPENSE ITEMS	(460,660)

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

CASH FLOW AND WORKING CAPITAL

At September 30, 2009, the Company had a working capital deficit of $7,955,019 as compared with a working capital deficit of $7,534,123 at December 31, 2008.

Net cash used for operating activities is $482,400 for the nine months ended September 30, 2009 compared to $1,019,658 for the nine months ended September 30, 2008.

Net cash used for investing activities is $0 for the nine months ended September 30, 2009 compared to $3,221 for the nine months ended September 30, 2008.

Net cash provided by financing activities is $481,734 for the nine months ended September 30, 2009 compared to $1,008,000 for the nine months ended September 30, 2008.
See financing transaction details below.

FINANCING TRANSACTIONS

The following is a discussion that summarizes the net financing and conversion activities for the nine months ended September 30, 2009 and 2008.

NET CASH PROCEEDS RECEIVED DUE TO FINANCING ACTIVITY

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
Bank overdraft	$10,234	$8,000
Revolving line of credit net of pay down	471,500	1,000,000
TOTAL FINANCING ACTIVITY	$481,734 $	1,008,000

CONVERTIBLE NOTES PAYABLE SUMMARY

CONVERSION SUMMARY	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
	(Adjusted for impact of 1-20 reverse split)	(Adjusted for impact of 1-20 reverse split)
Principal and interest Converted	$105,594	$1,264,710
Shares converted	6,614,213	18,314,462
Average share conversion price	$0.016	$0.06

COMMON STOCK

The following is a summary of transactions that had an impact on equity:

	s(Adjusted for impact of 1-for-20 reverse split)
	NINE MONTHS ENDED SEPTEMBER 30, 2009			YEAR ENDED DECEMBER 31, 2008
		AVERAGE			AVERAGE
	SHARES ISSUED	SHARE PRICE	VALUE	SHARES ISSUED	SHARE PRICE	VALUE
Debt conversions	6,614,213	$0.016	$105,594	20,312,535	$0.064	$1,304,671
Issuance of stock in exchange for services	1,005,875	$0.025	11,040	2,960,268	0.187	552,407
Stock issued for liquidated damages	--	--	--	150,000	0.160	24,000
Shares in escrow	--	--	--	593,945	0.190	113,087
Total	7,620,088	$0.017 $	116,634	24,016,748	$0.083	$1,994,165

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

The original Revolving Credit Note agreement has been amended twenty-one times during the term of the agreement including the Third Modification on June 21, 2009 which increased the maximum borrowing by the Company.

Since inception the Company has borrowed $3,139,000 against the revolving note. During the same period the Company paid $368,317 against the outstanding balance for a total net borrowing of $2,752,683 since inception. All borrowings are used to cover recurring operating expenses by the Company.

As of September 30, 2009 the outstanding principal amount owed to the Investors is $2,752,683. Interest accrued on the outstanding principal is $357,253 as of September 30, 2009.

FUTURE CAPITAL OUTLOOK

The Company will continue to rely heavily on our current method of convertible debt and equity funding, proceeds borrowed from the revolving line of credit and the sale of warrants. The (losses) of ($52,492,791) through the period ended September 30, 2009 are due to minimal revenues and recurring operating expenses, with a majority of expenses in the areas of: salaries, accounting fees, legal fees, licensing costs along with a majority of expense incurred being non-cash related. The Company faces considerable risk in completing each of our business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product rollout; potential cost overruns; a lack of interest in its solutions in the market on the part of wireless carriers or other customers; potential reduction in wireless carriers which could lead to significant delays in consummating revenue bearing contracts; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, we would be forced to rely on our existing cash in the bank, collection of monthly accounts receivable or secure short-term loans. This may hinder our ability to complete our product development until such time as necessary funds could be raised. In such a restricted cash flow scenario, we would delay all cash intensive activities including certain product development and strategic initiatives described above.

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

 Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Dean Weber, the Company's Chief Executive Officer and Interim Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are ineffective and cannot ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROLS

 Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, other than to update certain financial information as of and for the nine months ended September 30, 2009 regarding the following risk factors.

WE HAVE A HISTORY OF LOSSES. WE MAY TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

 Since inception, we have incurred significant losses and have negative cash flows from operations. For the nine months ended September 30, 2009 and 2008, we incurred a net (loss) of ($522,203) compared to a net (loss) of ($919,977), respectively.

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

 WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

 Our current corporate entity commenced operations in 1999 and has a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as voice recognition software, media delivery systems and electronic commerce. To address the risks and uncertainties we face, we must:

	Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues.

	Maintain and enhance our brand name.

	Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products.

	Successfully respond to competition, including emerging technologies and solutions.

	Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

UNREGISTERED SALES OF EQUITY SECURITIES

The securities described below represent our securities sold by us for the period starting January 1, 2009 thru September 30, 2009 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act.

SALES OF WARRANTS FOR CASH

During the year ended December 31, 2008 and the nine months ended September 30, 2009, no warrants were exercised.  As a result, the Company received no cash proceeds in relation to warrants.

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

No cashless warrants were exercised during the nine months ended September 30, 2009.

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

During the nine months ended September 30, 2009 the Company did not issue any shares of restricted common stock in exchange for services rendered.

The above transactions were granted in lieu of cash payment to satisfy the debt and obligation.

The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS

10.1	Third Modification Agreement dated June 21, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009)

10.2	Partial Release of Collateral Agreement dated June 21, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009)

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE VOICE TECHNOLOGIES, INC., A NEVADA CORPORATION

Date: November 23, 2009	By:	/s/ DEAN WEBER
Dean Weber
Chairman, Chief Executive Officer
(Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)